Form 10-Q
period 1996-03-31
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1996-05-15
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-16861

         PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
- - ---------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                         94-3028296
- - ---------------------------------------------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, B-9, Stockton, CA                                95207
- - ---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code (209) 478-0140

                                      N/A
- - ---------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report

Indicate by check CK whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.   Yes _CK_  No__

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - March 31, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the three months ended
         March 31, 1996 and 1995 . . . . . . . . . . . . . .      4

         Statements of operations for the three months ended
         March 31, 1996 and 1995 . . . . . . . . . . . . . .      5

         Statements of cash flows for the three months
         ended March 31, 1996 and 1995 . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . .      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     14


Part II.  Other Information . . . . . . . . . . . . . . . . .    16

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    March 31,  December 31,
                                                      1996         1995
                                                   ----------   ----------
                     ASSETS
Property, net                                     $73,133,192  $73,841,245
Cash and cash equivalents                           4,185,346    4,151,047
Accounts receivable, affiliate                        328,476      328,476
Other assets                                           93,898      142,325
                                                   ----------   ----------
                                                  $77,740,912  $78,463,093
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $59,599,668  $59,764,780
Accounts payable                                      838,466      914,762
Accounts payable, affiliate                           185,372      187,329
Accrued interest                                      368,814      398,296
Accrued property taxes                                580,765      465,828
Unearned rent and tenant deposits                     435,960      450,611
                                                   ----------   ----------
                                                   62,009,045   62,181,606
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       9,834,117   10,372,744
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188    6,862,188
General partners' deficit                            (964,438)    (953,445)
                                                   ----------   ----------
                                                   15,731,867   16,281,487
                                                   ----------   ----------
                                                  $77,740,912  $78,463,093
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
             For the three months ended March 31, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,747,591  $ 3,542,628
 Land/Lease rentals from affiliates                   165,000       60,000
 Interest                                              36,828       30,786
                                                   ----------   ----------
                                                    3,949,419    3,633,414
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,372,524    1,300,494
 Property taxes                                       325,510      299,107
 Property management fees to affiliates               111,963      105,078
 General and administrative expense                    74,459       79,425
 Interest expense                                   1,344,253    1,170,113
 Management fees to affiliates                        149,904      141,706
 Depreciation                                         708,053      733,820
                                                   ----------   ----------
                                                    4,086,666    3,829,743
                                                   ----------   ----------
Net loss                                          $  (137,247) $  (196,329)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners (2%)       $    (2,745) $    (3,927)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners (98%)      $  (134,502) $  (192,402)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Subordinated Limited
 Partners                                         $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (2.08) $     (2.98)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                 For the three months ended March 31, 1996
                                (Unaudited)

                                                   Subordinated
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995     $16,281,487  $10,372,744  $ 6,862,188  $  (953,445)

Net loss                   (137,247)    (134,502)         -0-       (2,745)

Distributions              (412,373)    (404,125)         -0-       (8,248)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  March 31, 1996        $15,731,867  $ 9,834,117  $ 6,862,188  $  (964,438)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
             For the three months ended March 31, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Cash flows from operating activities:
Net loss                                          $  (137,247) $  (196,329)
                                                   ----------   ----------
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation                                       708,053      733,820
   Decrease in other assets                            48,427       56,107
   Increase in account receivable, affiliate              -0-     (165,000)
   Decrease in accounts payable, affiliate             (1,957)      (2,284)
   Increase in accounts payable                         9,159      145,854
   Decrease in unearned rent and tenant deposits      (14,651)     (14,402)
                                                   ----------   ----------
    Total adjustments                                 749,031      754,095
                                                   ----------   ----------
Net cash provided by operating activities             611,784      557,766
                                                   ----------   ----------

Cash flows from investing activities:
  Land/lease payments                                     -0-      105,000
                                                   ----------   ----------

Cash flows from financing activities:
 Proceeds from mortgage loan payable                9,000,000          -0-
 Mortgage loan principal amortization                (282,630)    (238,308)
 Other mortgage loan repayments                    (8,882,482)         -0-
 Distributions to partners                           (412,373)    (412,373)
                                                   ----------   ----------
Net cash used in financing activities                (577,485)    (650,681)
                                                   ----------   ----------

Net increase in cash and cash equivalents              34,299       12,085
Cash and cash equivalents, beginning of period      4,151,047    4,068,517
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 4,185,346  $ 4,080,602
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The March 31, 1996 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the three months ended March 31, 1996 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1995.

Effective January 1, 1996, the Partnership adopted Statement of Financial Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. The implementation of SFAS No. 121 did not have a significant impact on the Partnership's financial position as of March 31, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                     March 31, 1996    December 31, 1995
                                     -----------------------------------
Apartment buildings                  $ 77,245,362        $ 77,245,362
Equipment                               4,937,209           4,937,209
Land                                   17,147,732          17,147,732
Land held for lease                     3,891,758           3,891,758
                                      -----------         -----------
                                      103,222,061         103,222,061
Allowance for impairment of assets     (1,412,660)         (1,412,660)
                                      -----------         -----------
                                      101,809,401         101,809,401
Less: Accumulated depreciation        (28,676,209)        (27,968,156)
                                      -----------         -----------
                                     $ 73,133,192        $ 73,841,245
                                      -----------         -----------
                                      -----------         -----------

Due to uncertainties regarding the amount to be recovered through future cash flows from operations and proceeds from dispositions, Land/Lease rentals of $105,000 for the three months ended March 31, 1995, were accounted for as a recovery of the recorded carrying amounts rather than as revenue. Based on current market conditions, it is not anticipated that further reductions in the carrying value of the Land/Lease will be required in 1996.

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the three months ended March 31, 1996 and 1995.


                                                 1996           1995
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $ 74,952       $ 70,853
 Special distribution                           63,202         59,103
 Administrative expense reimbursements          11,750         11,750
                                               -------        -------
                                              $149,904       $151,464
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $111,963       $105,078
                                               -------        -------
                                               -------        -------

Accrued to the Partnership:
  Ground rent on Land/Leases                  $165,000       $165,000
                                               -------        -------
                                               -------        -------

Accruals of $149,904 and $148,558 for the supervisory management fee, special distribution and administrative expense reimbursements and $35,468 and $38,771 for property management fees were outstanding at March 31, 1996 and December 31, 1995, respectively. Ground rent of $328,476 was receivable from affiliates of the Spanos General Partner at March 31, 1996 and December 31, 1995. General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at March 31, 1996.

NOTE D - CONTINGENCIES

On or about October 18, 1993 a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, the Bache General Partner, PSI and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, the Bache General Partner, PSI and a number of other defendants. On or about November 9, 1993, a putative class action entitled Bottner v. A.G. Spanos Residential Partners-86 et al. (93 Civ. 7708) was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors in the Partnership against the General Partners, PSI, Prudential Insurance Company of America and certain of their affiliates and officers.

On or about May 11, 1994 a policyholder derivative action and putative class action, captioned Romano et al. v. The Prudential Insurance Company of America and Prudential Securities Incorporated (94 Civ. 3527), was filed in the United States District Court for the Southern District of New York, purportedly on behalf of policyholders of The Prudential Insurance Company of America ("The Prudential") against The Prudential and PSI as nominal defendants and against certain officers of The Prudential and its affiliates, including the present and former chief executive officers of PSI, and present and former members of The Prudential's board of directors, the Spanos General Partner and certain of its affiliates as defendants. In substance the suit alleged that the wrongful acts of the defendants (essentially the same conspiracy regarding the sales of limited partnership interests alleged in the consolidated complaint discussed below) have resulted in substantial losses to PSI as a consequence of fines and litigation settlements. Because PSI is a wholly owned subsidiary of The Prudential, its losses allegedly diminished the value of plaintiffs' interests in The Prudential as policyholders. The complaint contains counts based upon RICO, intentional and negligent misrepresentation, and unjust enrichment. Plaintiffs sought unspecified compensatory, general, consequential, incidental and punitive damages as well as interest, costs and attorneys' fees. A motion to dismiss the case was filed January 20, 1995 on behalf of The Prudential and the outside directors.

On or about February 13, 1995 an individual action, captioned Estate of Jean Adams v. Prudential Securities, Inc. et al. (Case No. 1995 CV 00265) was filed in the Court of Common Pleas in Stark County, Ohio against PSI, The Prudential, the General Partners, the Partnership and affiliates of the Spanos General Partner. The action was removed to the United States District Court for the Northern District of Ohio (Eastern Division) on March 15, 1995. Plaintiff alleged misrepresentations, breach of fiduciary duties and civil conspiracy by defendants in connection with the sale of units of the Partnership. Plaintiff sought unspecified damages, including punitive damages.

By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes and Bottner cases, by order dated June 8, 1994, the Connelly case, by order dated June 27, 1994, the Romano case, and by order dated April 7, 1995, the Adams case, were transferred to a single judge of the United States District Court for the Southern District of New York and, except for Romano, consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). The Romano case was coordinated for pretrial discovery purposes. On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits, and compensation received by defendants as a result of their unlawful acts; and costs and disbursements of the action. On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes and Bottner) amended to conform to the allegations of the consolidated complaint. On August 9, 1995 the Bache General Partner, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid. The consolidated action remains pending against the Spanos General Partner and certain of its affiliates. Because the Prudential settlement did not include the Romano action, that case is still pending against all defendants. Although the order approving the partial settlement agreement dismissed the consolidated complaint on the merits and with prejudice as against the PSI settling defendants, it expressly continued the action against all nonsettling defendants, including the Spanos General Partner, and preserved all claims against them. The Partnership is not named a defendant in the consolidated complaint and the action is not expected to have a material effect on the Partnership's financial condition; accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

On or about April 15, 1994 a multiparty petition entitled Schreiber, et al.
v. Prudential Securities, Inc., et al. (Cause No. 94-17696) was filed in the 189th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partners, PSI, The Prudential Insurance Company of America and a number of other defendants. The Petition alleges common law fraud, fraud in the inducement and negligent misrepresentation in connection with the offering of limited partnership interests and negligence, breach of fiduciary duty, civil conspiracy, and violations of the federal Securities Act of 1933 (sections 11 and 12) and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorney's fees. The ultimate outcome of this action as well as the impact on the Partnership cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements. The General Partners, PSI and the Partnership, where applicable, believe they have meritorious defenses to this complaint and intend to vigorously defend themselves in this action.

NOTE E - SUBSEQUENT EVENT

During May 1996, the Partnership paid first quarter cash distributions of $404,125 and $8,248, respectively to the Unitholders and the General Partners. Distributions were accrued at March 31, 1996 and are included in accounts payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,185,000 at March 31, 1996. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $612,000 in the first three months of 1996, of which $283,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, and the balance was paid in cash distributions. Total distributions for the first quarter were $412,000, of which $83,000 was paid from previously retained cash from operating activities. Reported net cash from investing activities declined (and reported Land/lease rentals from affiliates on the statements of operations increased) for the first three months of 1996 because the land/lease payments are no longer accounted for as a recovery of recorded carrying amount, as described in Note B to the financial statements. Cash flows from financing activities reflects the maturity of the $8,882,000 balance of the Mission Trails mortgage with the proceeds from a new $9,000,000 mortgage from another lender. Scheduled principal amortization increased this year, reflecting the fact that the principal portion of the monthly mortgage payments increases over time.

Results of Operations

Apartment project rental revenue was $3,748,000 for the first three months of 1996, an increase of 5.8% compared to the same period last year. Revenue increased at six of the seven Apartment Projects, principally as a result of increased effective rental rates. Revenue at Le Parc was down slightly from the first three months of 1995. Average occupancy was 94.3% for the first three months of 1996 compared to 92.6% for the first three months of 1995.

Property operating expenses increased $72,000 over the first three months of 1995. All of the increase was attributable to increased major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis), which were $126,000 for the first three months of 1996 compared to $53,000 for the first three months of 1995.

Interest expense increased $174,000 compared to the first three months of 1995; however $127,000 relates to non-recurring charges for loan fees for the Mission Trails refinancing ($60,000) and corrections to the lender's prior year interest billings for Cypress Pointe and Comanche Place ($67,000). The balance of the increase reflects the higher interest rates on the Casa de Fuentes, Comanche Place and Mission Trails mortgage loans.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Partnership's Quarterly Report.

Item 2.  Changes in Securities

(None)

Item 3.  Defaults Upon Senior Securities

(None)

Item 4.  Submission of Matters to a Vote of Security Holders

(None)

Item 5.  Other Information

(None)

Item 6.     Exhibits and Reports on Form 8-K

            Exhibits

           4(a) Certificate of Limited Partnership of Registrant as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 4(a) to Amendment No. 1 to Registration Statement on Form S-11, File No. 33-9139, filed with the Securities and Exchange Commission on January 28, 1987.

           4(b) Amendment to Certificate of Limited Partnership of
                Registrant as filed with the Secretary of State of Delaware, incorporated by reference to Exhibit 4(b) to Amendment No. 2 to Registration Statement on Form S-11, File No. 33-9139, filed with the Securities and Exchange Commission on February 20, 1987.

           4(c) Amended and Restated Agreement of Limited Partnership of
                Registrant, incorporated by reference to Exhibit 4(c) to Amendment No. 2 to Registration Statement on Form S-11, File No. 33-9139, filed with the Securities and Exchange Commission on February 20, 1987.

           4(d) Amendments No. 1 through 6 dated June 3, July 2, August 3 and 20, September 10 and October 2, 1987, respectively, to the Amended and Restated Agreement of Limited Partnership of Registrant, incorporated by reference to Exhibit 4(d) to Post-Effective Amendment No. 1 to Registration Statement on Form S-11, File No. 33-9139, filed with the Securities and Exchange Commission on November 12, 1987.

           4(e) Amendments No. 7 through 13 dated December 4 and 18, 1987 and February 1, March 8 and 25, April 27 and August 12, 1988, respectively, to the Amended and Restated Agreement of Limited Partnership of Registrant, incorporated by reference to Exhibit 4(e) of the Annual Report on Form 10-K dated December 31, 1988, File No. 33-9139.

            Reports on Form 8-K

                 (None)

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: May 14, 1996
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: May 14, 1996
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer