Form 10-Q
period 1996-06-30
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1996-08-21
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-16861

         PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
- ---------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                         94-3028296
- ---------------------------------------------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, Suite B-9, Stockton, CA                          95207
- ---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)







Registrant's telephone number, including area code (209) 478-0140

                                      N/A
- ---------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report

Indicate by check CK whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.   Yes _CK_  No__

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - June 30, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the six months ended
         June 30, 1996 and 1995 . . . . . . . . . . . . . .       4

         Statements of operations for the three months ended
         June 30, 1996 and 1995 . . . . . . . . . . . . . .       5

         Statement of changes in partners' equity (deficit)
         for the six months ended June 30, 1996 and 1995. .       6

         Statements of cash flows for the six months
         ended June 30, 1996 and 1995 . . . . . . . . . . .       7

         Notes to Financial Statements . . . . . . . . . . .      8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     15


Part II.  Other Information . . . . . . . . . . . . . . . . .    17

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    June 30,   December 31,
                                                      1996         1995
                                                   ----------   ----------
                     ASSETS
Property, net                                     $72,425,139  $73,841,245
Cash and cash equivalents                           4,559,796    4,151,047
Accounts receivable, affiliate                        163,476      328,476
Other assets                                           62,353      142,325
                                                   ----------   ----------
                                                  $77,210,764  $78,463,093
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $59,360,717  $59,764,780
Accounts payable                                      906,002      914,762
Accounts payable, affiliate                           190,860      187,329
Accrued interest                                      406,522      398,296
Accrued property taxes                                574,271      465,828
Unearned rent and tenant deposits                     452,299      450,611
                                                   ----------   ----------
                                                   61,890,671   62,181,606
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       9,430,579   10,372,744
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188    6,862,188
General partners' deficit                            (972,674)    (953,445)
                                                   ----------   ----------
                                                   15,320,093   16,281,487
                                                   ----------   ----------
                                                  $77,210,764  $78,463,093
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
               For the six months ended June 30, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Revenues:
 Rental                                           $ 7,571,092  $ 7,184,415
 Land/Lease rentals from affiliates                   330,000      120,000
 Interest                                              73,488       65,858
                                                   ----------   ----------
                                                    7,974,580    7,370,273
                                                   ----------   ----------
Expenses:
 Property operating expenses                        2,911,602    2,771,626
 Property taxes                                       630,264      590,725
 Property management fees to affiliates               226,482      214,110
 General and administrative expense                    81,818       86,613
 Interest expense                                   2,542,112    2,347,034
 Management fees to affiliates                        302,844      287,696
 Depreciation                                       1,416,106    1,467,640
                                                   ----------   ----------
                                                    8,111,228    7,765,444
                                                   ----------   ----------
Net loss                                          $  (136,648) $  (395,171)
                                                   ----------   ----------
                                                   ----------   ----------

Net loss allocated to General Partners            $    (2,733) $    (7,903)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Limited Partners            $  (133,915) $  (387,268)
                                                   ----------   ----------
                                                   ----------   ----------
Net loss allocated to Special Limited
 Partners                                         $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net loss per unit of limited partnership
 interest                                         $     (2.07) $     (5.99)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
             For the three months ended June 30, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,823,501  $ 3,641,787
 Land/Lease rentals from affiliates                   165,000       60,000
 Interest                                              36,660       35,072
                                                   ----------   ----------
                                                    4,025,161    3,736,859
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,539,078    1,471,132
 Property taxes                                       304,754      291,618
 Property management fees to affiliates               114,519      109,032
 General and administrative expense                     7,359        7,188
 Interest expense                                   1,197,859    1,176,921
 Management fees to affiliates                        152,940      145,990
 Depreciation                                         708,053      733,820
                                                   ----------   ----------
                                                    4,024,562    3,935,701
                                                   ----------   ----------
Net income (loss)                                 $       599  $  (198,842)
                                                   ----------   ----------
                                                   ----------   ----------

Net income (loss) allocated to General Partners   $        12  $    (3,977)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Limited Partners   $       587  $  (194,865)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $      0.01  $     (3.01)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    For the six months ended June 30, 1996
                                (Unaudited)

                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995     $16,281,487  $10,372,744  $ 6,862,188  $  (953,445)

Net loss                   (136,648)    (133,915)         -0-       (2,733)

Distributions              (824,746)    (808,250)         -0-      (16,496)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  June 30, 1996         $15,320,093  $ 9,430,579  $ 6,862,188  $  (972,674)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
             For the six months ended June 30, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Cash flows from operating activities:
Net loss                                          $  (136,648) $  (395,171)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation                                     1,416,106    1,467,640
   Decrease in other assets                            79,972       82,116
   Decrease (increase) in account
    receivable, affiliate                             165,000     (282,498)
   Increase in accounts payable, affiliate              3,531        3,381
   Increase in accounts payable                       107,909      236,039
   Decrease in unearned rent and tenant deposits        1,688        3,013
                                                   ----------   ----------
    Total adjustments                               1,774,206    1,509,691
                                                   ----------   ----------
Net cash provided by operating activities           1,637,558    1,114,520
                                                   ----------   ----------

Cash flows from investing activities:
  Land/lease payments                                     -0-      162,498
                                                   ----------   ----------

Cash flows from financing activities:
 Proceeds from mortgage loan payable                9,000,000          -0-
 Mortgage loan principal amortization                (521,581)    (469,807)
 Other mortgage loan repayments                    (8,882,482)         -0-
 Distributions to partners                           (824,746)    (824,746)
                                                   ----------   ----------
Net cash used in financing activities              (1,228,809)  (1,294,553)
                                                   ----------   ----------

Net increase (decrease) in cash and cash
 equivalents                                          408,749      (17,535)
Cash and cash equivalents, beginning of period      4,151,047    4,068,517
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 4,559,796  $ 4,050,982
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The June 30, 1996 financial statements have been prepared without audit.
In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the six months ended June 30, 1996 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1995. Certain reclassifications have been made to prior year amounts in order to be in conformity with the current year presentation.

Effective January 1, 1996, the Partnership adopted Statement of Financial Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. The implementation of SFAS No. 121 did not have a significant impact on the Partnership's financial position as of June 30, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                     June 30, 1996    December 31, 1995
                                     -----------------------------------
Apartment buildings                  $ 77,245,362        $ 77,245,362
Equipment                               4,937,209           4,937,209
Land                                   17,147,732          17,147,732
Land held for lease                     3,891,758           3,891,758
                                      -----------         -----------
                                      103,222,061         103,222,061
Allowance for impairment of assets     (1,412,660)         (1,412,660)
                                      -----------         -----------
                                      101,809,401         101,809,401
Less: Accumulated depreciation        (29,384,262)        (27,968,156)
                                      -----------         -----------
                                     $ 72,425,139        $ 73,841,245
                                      -----------         -----------
                                      -----------         -----------

Due to uncertainties regarding the amount to be recovered through future cash flows from operations and proceeds from dispositions, Land/Lease rentals of $210,000 for the six months ended June 30, 1995, were accounted for as a recovery of the recorded carrying amounts rather than as revenue. Based on current market conditions, it is not anticipated that further reductions in the carrying value of the Land/Lease will be required in 1996.

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the six months ended June 30, 1996 and 1995.


                                                 1996           1995
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $151,422       $143,848
 Special distribution                          107,722        100,148
 Administrative expense reimbursements          43,700         43,700
                                               -------        -------
                                              $302,844       $287,696
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $226,482       $214,110
                                               -------        -------
                                               -------        -------

Accrued to the Partnership:
  Ground rent on Land/Leases                  $330,000       $330,000
                                               -------        -------
                                               -------        -------

Accruals of $152,940 and $148,558 for the supervisory management fee, special distribution and administrative expense reimbursements and $37,920 and $38,771 for property management fees were outstanding at June 30, 1996 and December 31, 1995, respectively. Ground rent of $163,476 and $328,476 was receivable from affiliates of the Spanos General Partner at June 30, 1996 and December 31, 1995, respectively. General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at June 30, 1996.

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

NOTE E - SUBSEQUENT EVENT

In August 1996, the Partnership paid second quarter cash distributions of $404,125 and $8,248, respectively to the Unitholders and the General Partners. Distributions were accrued at June 30, 1996 and are included in accounts payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,560,000 at June 30, 1996. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the
 Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $1,638,000 in the first six months of 1996, of which $358,000 reflects timing differences relating to prepaid and accrued expense items. Of the balance, $522,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, and $757,000 was applied towards cash distributions. Total distributions for the first six months were $825,000, of which $68,000 was paid from previously retained cash from operating activities. Reported net cash from investing activities declined (and reported land/lease rentals from affiliates on the statements of operations increased) for the first six months of 1996 because the land/lease payments are no longer accounted for as a recovery of recorded carrying amount, as described in Note B to the financial statements. Cash flows from financing activities reflects the maturity of the $8,882,000 balance of the Mission Trails mortgage with the proceeds from a new $9,000,000 mortgage from another lender. Scheduled principal amortization increased this year, reflecting the fact that the principal portion of the monthly mortgage payments increases over time.

Results of Operations

Apartment project rental revenue was $7,571,000 for the first six months of 1996, an increase of 5.4% compared to the same period last year. Revenue increased at six of the seven Apartment Projects, relecting higher occupancy and increased effective rental rates. Revenue at Le Parc was down slightly from the first six months of 1995. Average occupancy was 94.7% for the first six months of 1996 compared to 93.2% for the first six months of 1995.

Property operating expenses increased $140,000 over the first six months of 1995. The increase was primarily attributable to increased major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis), which were $355,000 for the first six months of 1996 compared to $233,000 for the first six months of 1995. Comparative second quarter 1996 and 1995 operating results generally reflect the trends discussed above for the comparative six-month periods.

Interest expense increased $195,000 compared to the first six months of 1995; however $127,000 relates to non-recurring charges for loan fees for the Mission Trails refinancing ($60,000) and corrections to the lender's prior year interest billings for Cypress Pointe and Comanche Place ($67,000). The balance of the increase reflects the higher interest rates on the Casa de Fuentes, Comanche Place and Mission Trails mortgage loans.

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

           27   Financial Data Schedule (filed herewith)

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


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: August 14, 1996
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: August 14, 1996
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer