Form 10-Q
period 1996-09-30
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1996-11-14
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-16861

         PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
---------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                         94-3028296
---------------------------------------------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, Suite B-9, Stockton, CA                          95207
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code (209) 478-0140

                                      N/A
---------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report

Indicate by check CK whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.   Yes _CK_  No__

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - September 30, 1996 and
         December 31, 1995 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the nine months ended
         September 30, 1996 and 1995 . . . . . . . . . . . .      4

         Statements of operations for the three months ended
         September 30, 1996 and 1995 . . . . . . . . . . . .      5

         Statement of changes in partners' equity (deficit)
         for the nine months ended September 30, 1996  . . .      6

         Statements of cash flows for the nine months
         ended September 30, 1996 and 1995 . . . . . . . . .      7

         Notes to Financial Statements . . . . . . . . . . .      8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     15


Part II.  Other Information . . . . . . . . . . . . . . . . .    17

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                 September 30, December 31,
                                                      1996         1995
                                                   ----------   ----------
                     ASSETS
Property, net                                     $71,717,086  $73,841,245
Cash and cash equivalents                           5,107,950    4,151,047
Accounts receivable, affiliate                        163,476      328,476
Other assets                                           17,840      142,325
                                                   ----------   ----------
                                                  $77,006,352  $78,463,093
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $59,142,490  $59,764,780
Accounts payable                                      905,314      914,762
Accounts payable, affiliate                           195,695      187,329
Accrued interest                                      406,722      398,296
Accrued property taxes                                753,568      465,828
Unearned rent and tenant deposits                     466,929      450,611
                                                   ----------   ----------
                                                   61,870,718   62,181,606
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       9,249,810   10,372,744
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188    6,862,188
General partners' deficit                            (976,364)    (953,445)
                                                   ----------   ----------
                                                   15,135,634   16,281,487
                                                   ----------   ----------
                                                  $77,006,352  $78,463,093
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
            For the nine months ended September 30, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Revenues:
 Rental                                           $11,488,297  $10,884,631
 Land/Lease rentals from affiliates                   495,000      180,000
 Interest                                             117,398      106,681
                                                   ----------   ----------
                                                   12,100,695   11,171,312
                                                   ----------   ----------
Expenses:
 Property operating expenses                        4,310,831    4,307,186
 Property taxes                                       920,047      883,230
 Property management fees to affiliates               343,891      325,356
 General and administrative expense                    91,343       93,957
 Interest expense                                   3,759,626    3,519,767
 Management fees to affiliates                        459,532      435,386
 Depreciation                                       2,124,159    2,201,460
                                                   ----------   ----------
                                                   12,009,429   11,766,342
                                                   ----------   ----------
Net income (loss)                                 $    91,266  $  (595,030)
                                                   ----------   ----------
                                                   ----------   ----------

Net income (loss) allocated to General Partners   $     1,825  $   (11,901)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Limited Partners   $    89,441  $  (583,129)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $      1.38  $     (9.02)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
           For the three months ended September 30, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,917,205  $ 3,692,240
 Land/Lease rentals from affiliates                   165,000       60,000
 Interest                                              43,910       48,799
                                                   ----------   ----------
                                                    4,126,115    3,801,039
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,399,229    1,535,560
 Property taxes                                       289,783      292,505
 Property management fees to affiliates               117,409      111,246
 General and administrative expense                     9,525        7,344
 Interest expense                                   1,217,514    1,172,733
 Management fees to affiliates                        156,688      147,690
 Depreciation                                         708,053      733,820
                                                   ----------   ----------
                                                    3,898,201    4,000,898
                                                   ----------   ----------
Net income (loss)                                 $   227,914  $  (199,859)
                                                   ----------   ----------
                                                   ----------   ----------

Net income (loss) allocated to General Partners   $     4,558  $    (3,997)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Limited Partners   $   223,356  $  (195,862)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $      3.45  $     (3.03)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                 For the nine months ended September 30, 1996
                                (Unaudited)

                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995     $16,281,487  $10,372,744  $ 6,862,188  $  (953,445)

Net income                   91,266       89,441          -0-        1,825

Distributions            (1,237,119)  (1,212,375)         -0-      (24,744)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  September 30, 1996    $15,135,634  $ 9,249,810  $ 6,862,188  $  (976,364)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
          For the nine months ended September 30, 1996 and 1995
                                (Unaudited)

                                                      1996         1995
                                                   ----------   ----------
Cash flows from operating activities:
Net income (loss)                                 $    91,266  $  (595,030)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation                                     2,124,159    2,201,460
   Decrease in other assets                           124,485      138,289
   Decrease in account receivable, affiliate          165,000      310,803
   Increase in accounts payable, affiliate              8,366        5,393
   Increase in accrued liabilities                    286,718      382,604
   Increase in unearned rent and tenant deposits       16,318        4,439
                                                   ----------   ----------
    Total adjustments                               2,725,046    3,042,988
                                                   ----------   ----------
Net cash provided by operating activities           2,816,312    2,447,958
                                                   ----------   ----------

Cash flows from investing activities:
  Land/lease payments                                     -0-      267,498
                                                   ----------   ----------

Cash flows from financing activities:
 Proceeds from mortgage loan payable                9,000,000          -0-
 Mortgage loan principal amortization                (739,808)    (703,275)
 Other mortgage loan repayments                    (8,882,482)         -0-
 Distributions to partners                         (1,237,119)  (1,237,119)
                                                   ----------   ----------
Net cash used in financing activities              (1,859,409)  (1,940,394)
                                                   ----------   ----------

Net increase in cash and cash equivalents             956,903      775,062
Cash and cash equivalents, beginning of period      4,151,047    4,068,517
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 5,107,950  $ 4,843,579
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The September 30, 1996 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the nine months ended September 30, 1996 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1995.

Effective January 1, 1996, the Partnership adopted Statement of Financial Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under SFAS No. 121, impairment of properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. The implementation of SFAS No. 121 did not have a significant impact on the Partnership's financial position as of September 30, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                 September 30, 1996    December 31, 1995
                                 ---------------------------------------
Apartment buildings                  $ 77,245,362        $ 77,245,362
Equipment                               4,937,209           4,937,209
Land                                   17,147,732          17,147,732
Land held for lease                     3,891,758           3,891,758
                                      -----------         -----------
                                      103,222,061         103,222,061
Allowance for impairment of assets     (1,412,660)         (1,412,660)
                                      -----------         -----------
                                      101,809,401         101,809,401
Less: Accumulated depreciation        (30,092,315)        (27,968,156)
                                      -----------         -----------
                                     $ 71,717,086        $ 73,841,245
                                      -----------         -----------
                                      -----------         -----------

Due to uncertainties regarding the amount to be recovered through future cash flows from operations and proceeds from dispositions, Land/Lease rentals of $315,000 for the nine months ended September 30, 1995, were accounted for as a recovery of the recorded carrying amounts rather than as revenue. Based on current market conditions, it is not anticipated that further reductions in the carrying value of the Land/Lease will be required in 1996.

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the nine months ended September 30, 1996 and 1995.


                                                 1996           1995
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $229,766       $217,693
 Special distribution                          186,066        173,993
 Administrative expense reimbursements          43,700         43,700
                                               -------        -------
                                              $459,532       $435,386
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $343,891       $325,356
                                               -------        -------
                                               -------        -------

Accrued to the Partnership:
  Ground rent on Land/Leases                  $495,000       $495,000
                                               -------        -------
                                               -------        -------

Accruals of $156,688 and $148,558 for the supervisory management fee, special distribution and administrative expense reimbursements and $39,007 and $38,771 for property management fees were outstanding at September 30, 1996 and December 31, 1995, respectively. Ground rent of $163,476 and $328,476 was receivable from affiliates of the Spanos General Partner at September 30, 1996 and December 31, 1995, respectively. General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at September 30, 1996.

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

By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes and Bottner cases, by order dated June 8, 1994, the Connelly case, by order dated June 27, 1994, the Romano case, and by order dated April 7, 1995, the Adams case, were transferred to a single judge of the United States District Court for the Southern District of New York and, except for Romano, consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). The Romano case was coordinated for pretrial discovery purposes. On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits, and compensation received by defendants as a result of their unlawful acts; and costs and disbursements of the action. On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes and Bottner) amended to conform to the allegations of the consolidated complaint. On August 9, 1995 the Bache General Partner, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid. The Connelly and Adams cases were dismissed with prejudice as to the Prudential defendants by court order filed October 25, 1996. These cases and the consolidated action remain pending against the Spanos
General Partner and certain of its affiliates, however. An agreement in principle to settle the Romano action has been reached by certain of the defendants (including PSI and The Prudential but excluding the Spanos General Partner) and legal counsel for the policyholders. If accepted by the policyholders and approved by the court, the case will be dismissed with prejudice as to the settling defendants and the Spanos General Partner. The Partnership is not named a defendant in the consolidated complaint and the action is not expected to have a material effect on the Partnership's financial condition; accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

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

NOTE E - SUBSEQUENT EVENT

In November 1996, the Partnership paid third quarter cash distributions of $404,125 and $8,248, respectively to the Unitholders and the General Partners. Distributions were accrued at September 30, 1996 and are included in accounts payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $5,108,000 at September 30, 1996. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $2,816,000 in the first nine months of 1996, of which $601,000 reflects timing differences relating to prepaid and accrued expense items. Of the balance, $740,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $1,237,000 was applied towards cash distributions and $238,000 was retained. Reported net cash from investing activities declined (and reported land/lease rentals from affiliates on the statements of operations increased) for the first nine months of 1996 because the land/lease payments are no longer accounted for as a recovery of the recorded carrying amount, as described in Note B to the financial statements. Cash flows from financing activities reflects the repayment of the $8,882,000 balance of the Mission Trails mortgage with the proceeds from a new $9,000,000 mortgage from another lender. Scheduled principal amortization increased this year, reflecting the fact that the principal portion of the monthly mortgage payments increases over time.

Results of Operations

Apartment project rental revenue was $11,488,000 for the first nine months of 1996, an increase of 5.5% compared to the same period last year. Revenue increased at each of the seven Apartment Projects, reflecting higher occupancy and increased effective rental rates. Average occupancy was 95% for the first nine months of 1996 compared to 93.6% for the first nine months of 1995.

Interest expense increased $240,000 compared to the first nine months of 1995; however $127,000 relates to non-recurring charges for loan fees for the Mission Trails refinancing ($60,000) and corrections to the lender's prior year interest billings for Cypress Pointe and Comanche Place ($67,000). The balance of the increase reflects the higher interest rates on the Casa de Fuentes, Comanche Place and Mission Trails mortgage loans. Depreciation expense declined $77,000 because certain personal property assets became fully depreciated in 1995. Comparative third quarter 1996 and 1995 operating results generally reflect the trends discussed above for the comparative nine-month periods. Property operating expenses for the third quarter 1996 declined as compared to the third quarter 1995 because of lower major repair costs.

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


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I
(Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: November 14, 1996
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: November 14, 1996
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer