Form 10-K
period 1996-12-31
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1997-04-01
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-16861

         PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
--------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                        94-3028296
--------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, Suite B-9, Stockton, CA                         95207
--------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code (209) 478-0140

        Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
             Title of each class              on which registered

                    None                            None
          -------------------             ----------------------


        Securities registered pursuant to Section 12(g) of the Act:

             Depository Units of Limited Partnership Interests
             -------------------------------------------------
                             (Title of class)

Indicate by check CK whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days.   Yes _CK_  No__

Indicate by check CK if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ CK ]


                            Page 1 of ______
                       Exhibit Index at page ______

                             TABLE OF CONTENTS


                                  Part I

Item  1. Business                                                           3
Item  2. Properties                                                         5
Item  3. Legal Proceedings                                                  7
Item  4. Submission of Matters to a Vote of Security Holders                7


                                  Part II

Item  5. Market for the Partnership's Depository Units of Limited
          Partnership Interest and Related Security Holder Matters          8
Item  6. Selected Financial Data                                           10
Item  7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              11
Item  8. Financial Statements and Supplementary Data                       14
Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             34


                                 Part III

Item 10. Directors and Executive Officers of the Registrant                35
Item 11. Executive Compensation                                            38
Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                                       39
Item 13. Certain Relationships and Related Transactions                    39


                                  Part IV

Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                              42

                                  PART I

Item 1.  Business

The Registrant, Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I (the "Partnership"), is a limited partnership formed on January 14, 1987 under Delaware law. The business of the Partnership is managed and controlled by its general partners (the "General Partners"), A.G. Spanos Residential Partners-86, a California Limited Partnership (the "Spanos General Partner") and Prudential-Bache Properties, Inc. (the "Bache General Partner"). The primary purpose of the Partnership is to acquire from affiliates of the Spanos General Partner, invest in, hold, manage, sell, dispose of, and otherwise act with respect to properties on which multi-family residential developments have been constructed. The Partnership originally invested in eight apartment properties ("Apartment Projects") and five land parcels, upon which apartment properties had been constructed, which were leased back to the seller ("Land/Leases"). The Apartment Projects and Land/Leases are collectively referred to as the "Properties." Through 1996, the Partnership had sold one Apartment Project and three Land/Leases. The remaining Properties are located in six metropolitan areas: Atlanta (two Properties), Louisville (one Property), Dallas/Fort Worth (two Properties), Kansas City (two Properties), Albuquerque (one Property) and San Diego (one Property). The Partnership will continue until December 31, 2021, unless terminated earlier under the provisions of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

Occupancy information is set forth in Item 2. The Properties are subject to competition from other apartment properties located in close proximity, including properties owned by affiliates of the Spanos General Partner. The Properties compete for a variety of tenant groups, including young professionals, retail, service and trade employees, students and retirees. Competition for tenants is principally on the basis of location, physical condition, amenities, and rental rates. The location and condition of the Properties is considered to be good to above-average. The Properties feature amenities fairly typical for properties built in the 1980's, including swimming pools, tennis courts, fitness facilities, microwave ovens and guarded entrances, and are generally able to compete adequately with similar projects in their respective markets.

Many areas, including Albuquerque, Kansas City, Dallas/Fort Worth and Atlanta have seen construction of new apartment properties increase since 1992. This has led to the emergence of market segmentation between 1980's vintage properties (such as the Partnership's) and the newer generation of apartment properties completed recently. The newer properties have a competitive advantage not only because they are new, but because many are designed with larger unit sizes, have floor plans and finishes similar to those found in single family homes, and feature more extensive amenities than do the properties built in the 1980's. To date, these newer properties generally command higher rents and have competed with each other for tenants able to pay premium rents, leaving the 1980's vintage properties to compete with each other for the next tier of apartment renters. There is a risk, however, that if overbuilding in the upper segment of the market results in lower rents, the new properties with more extensive amenities could be highly competitive with the 1980's vintage apartment product. To date, only Del Rio (a Land/Lease property located in Albuquerque) has been adversely affected by the level of new competition. Revenue there declined 7.4% from 1995 to 1996.

Within the greater housing market, the apartment sector competes with single-family homes. Thus, apartment demand can be affected by the affordability of owner-occupied housing, which can increase and decrease with changes in mortgage interest rates.

The Partnership does not segregate revenues or assets by geographic regions. Two Apartment Projects accounted for 15% or more of annual Apartment Project rental revenue in each of the prior three years: Chelsea Park (16% to 19%) and Cypress Pointe (17% to 19%). No single tenant accounted for 10% or more of the revenue for any of the three years ended December 31, 1996. The Partnership is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. The General Partners believe the Properties are adequately insured. For more information regarding the Properties, see
Item 2, Properties. For more information regarding the Partnership's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Partnership has no employees. The officers and employees of the General Partners and their affiliates perform services for the Partnership pursuant to the Partnership Agreement.

The General Partners are presently conducting negotiations regarding a potential auction sale of the Properties in connection with the potential settlement of certain of the litigation described below in Note F to the financial statements. There is no assurance that these negotiations will result in an agreement to sell the Properties.

Item 2.  Properties

The Partnership owned the nine Properties described below at March 1, 1997:

                                                                         Purchase
                                            Location                       Date           Mortgage Holder
Apartment Projects (1):

Le Parc Apartments:                         Marietta, Georgia            06/03/87    Great Western Bank (3)
a 188-unit, midrise apartment complex       (suburb of Atlanta)
located on approximately 8 acres.

Casa de Fuentes Apartments:                 Overland Park, Kansas        07/02/87    Wells Fargo Bank (4)
a 288-unit, garden apartment complex        (suburb of Kansas                        (successor to Great
located on approximately 30 acres.          City)                                    American First Savings)

MacArthur Park Apartments:                  Las Colinas, Texas           10/01/87    Mellon Mortgage (5)
a 276-unit, garden apartment complex        (suburb of Irving/                       (successor to American
located on approximately 13 acres.          Dallas)                                  Savings Bank)

Cypress Pointe Apartments:                  Louisville, Kentucky         10/01/87    GE Capital (6)
a 444-unit, garden apartment complex
located on approximately 33 acres.

Comanche Place Apartments:                  Overland Park, Kansas        12/04/87    Wells Fargo Bank (4)
a 306-unit, garden apartment complex        (suburb of Kansas                        (successor to Great
located on approximately 29 acres.          City)                                    American First Savings)

Chelsea Park Apartments:                    Norcross, Georgia            03/25/88    Great Western Bank (3)
a 376-unit, garden apartment complex        (suburb of Atlanta)
located on approximately 31 acres.

Mission Trails Apartments:                  San Diego, California        08/12/88    Union Bank (4)
a 208-unit, garden apartment complex
located on approximately 5 acres.

Land Leases (2):

Cameron Creek Apartments:                   Fort Worth, Texas            10/01/87    Great Western Bank (3)
a land parcel of approximately 20 acres
upon which a 446-unit, garden
apartment complex has been constructed.

Del Rio Apartments:                         Albuquerque, New             12/21/87    Gibraltar Savings Bank
a land parcel of approximately 13 acres     Mexico
upon which a 248-unit, garden
apartment complex has been constructed.


                          Average Annual Occupancy        Average Annual Revenue Per Apt. Unit (7)   1996 Realty Tax Data
                       1996   1995   1994   1993   1992      1996    1995    1994    1993    1992      Amount     Rate
Apartment Projects:
Le Parc                93.1%  96.1%  95.9%  95.4%  93.7%   $8,567  $8,381  $8,061  $7,698  $7,368     $109,736    1.3060%
Casa de Fuentes        94.8%  92.5%  91.8%  94.1%  95.2%   $6,683  $6,389  $6,295  $6,514  $6,097     $185,562    1.7051%
MacArthur Park         95.5%  95.8%  95.8%  95.4%  94.0%   $7,468  $7,152  $6,867  $6,463  $6,309     $266,703    2.4330%
Cypress Pointe         94.7%  92.0%  94.9%  95.2%  95.6%   $6,520  $5,944  $5,954  $5,476  $5,386     $174,114    1.1350%
Comanche Place         95.0%  94.5%  94.8%  93.3%  94.9%   $6,760  $6,474  $6,217  $5,852  $5,718     $144,564    1.3030%
Chelsea Park           93.9%  94.8%  95.4%  95.9%  93.1%   $7,391  $7,201  $6,457  $5,905  $5,755     $210,667    1.4380%
Mission Trails         95.6%  92.3%  92.5%  91.9%  91.0%   $9,467  $9,044  $9,145  $8,818  $8,949     $154,362    1.1186%

Land Leases:
Cameron Creek          93.2%  93.8%  94.4%  94.7%  94.0%    (8)     (8)     (8)     (8)     (8)         (10)      (10)
Del Rio                92.0%  93.2%  94.6%  95.5%  94.8%    (9)     (9)     (9)     (9)     (9)         (10)      (10)

(1) The Partnership has a 100% fee simple ownership interest in each Property subject to a first mortgage lien in favor of the indicated holder.  Each mortgage is secured only by the Property to which it relates and is without recourse to either of the General Partners or the Partnership.  (See  Note C and Schedule III to the Financial
    Statements.)

(2) The Partnership has a 100% fee simple interest in the land with respect to the Land/Leases.  The lessees, who are affiliates of the Spanos General Partner, own the apartment complexes constructed thereon which are encumbered by first mortgage liens in favor of the indicated holder.  Each lienholder has recourse only to the apartment complex owned by the lessee and the land owned by the Partnership to which the lien relates, and each such lien is without recourse to either of the General Partners or the Partnership.  (See Note E and Schedule III to the Financial
    Statements.)

(3) Loan may be prepaid upon payment of a 2% prepayment charge.  The lender may waive the prepayment charge for principal prepayments during the calendar year which do not exceed 20% of the original loan balance and for prepayments made within 90 days of a notice of installment adjustment.  The lender will also waive the prepayment charge so long as A.G. Spanos Construction, Inc. or any entity owned and controlled  by A.G. Spanos Construction or by Alex G. Spanos remains liable on the loan.

(4) Loan may be prepaid without charge at any time unless the the Partnership has elected for interest to be computed based on a LIBOR fixing, in which case prepayment must be accompanied by a yield maintenance prepayment charge.

(5) Loan may be prepaid upon payment of prepayment charge of 1% for prepayments occuring prior to February 1, 1998.
    Thereafter, loan may be prepaid without charge.

(6) Loan may be prepaid upon payment of prepayment charges of 3%, 2%  and 1%, respectively, for prepayments occuring prior to June 1, 1997, 1998 and March 1, 1999.

(7) Average annual revenue per apartment unit is determined by dividing total operating revenues for the Property by the number of apartment units.

(8) Ground lease requires payments of $350,000 per year through October 1992, and $420,000 per year thereafter.

(9) Ground lease requires payments of $200,000 per year through December 1992, and $240,000 per year thereafter.

(10)The ground leases are triple-net, with the tenant responsible for payment of all property taxes.  Property taxes and tax rate for 1996 for Cameron Creek were $398,670 and 3.2066%, respectively, and for Del Rio, $90,231 and
    1.2140%, respectively.

Item 3.  Legal Proceedings

This information is incorporated by reference to Note F to the financial statements in Item 8, Financial Statements and Supplementary Data.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unitholders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                  PART II

Item 5. Market for Partnership's Depository Units of Limited Partnership Interest and Related Security Holder Matters

The Partnership had four limited partners as of March 3, 1997: Residential Portfolio Depository Corp. (the "Assignor Limited Partner"), a wholly owned subsidiary of AGS Financial Corporation, and three affiliates of the Spanos General Partner which are holders of Special Limited Partnership Interests ("Special Interests"). The Assignor Limited Partner has transferred and assigned to the Unitholders all of the Assignor Limited Partner's rights and interest in and to the assigned Limited Partnership Interests, except for record ownership and the right to vote directly on matters submitted to the Limited Partners and Unitholders for a vote. There were 3,338 Unitholders as of March 3, 1997

A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, Unitholders may not be able to liquidate their investments in the event of an emergency or any other reason.

Distributions of cash from operations were paid to Unitholders approximately 45 days after the end of the specified quarter.
Distributions per Unit in 1995 and 1996 were as follows:

                  Quarter Ended              Distribution

              March 31, 1995                           $6.25
              June 30, 1995                            $6.25
              September 30, 1995                       $6.25
              December 31, 1995                        $6.25
              March 31, 1996                           $6.25
              June 30, 1996                            $6.25
              September 30, 1996                       $6.25
              December 31, 1996                        $6.25

Approximately $1,374,000 and $1,617,000 of the distributions paid to Unitholders for 1996 and 1995, respectively, represent a return of capital on a generally accepted accounting principle ("GAAP") basis. The return of capital on a GAAP basis is calculated as Unitholder distributions less net income, if any, allocated to Unitholders.

There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Future distributions will be dependent upon the performance of the Partnership. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of the factors affecting future Distributions.

Item 6.  Selected Financial Data (a)

                                            For the year ended December 31,
                                        1996         1995         1994         1993         1992
Total revenues (excluding gain       $16,129,902  $14,988,762  $15,534,333  $15,568,580  $15,104,663
 on disposition of property)

Gain (loss) on disposition of
 property                                     --           --   $3,874,238    ($326,682)          --

Interest expense                      $4,960,498   $4,767,362   $4,999,648   $5,611,979   $6,506,167

Provision for loss on impairment
 of assets (b)                                --           --           --           --     $570,748

Net income (loss)                       $247,518    ($799,735)  $3,282,153  ($1,725,161) ($3,062,704)

Net income (loss) per Unit                 $3.75      ($12.12)      $49.74      ($26.15)     ($46.42)

Net income (loss) per Special
 Interest                                     --           --           --           --           --

Cash distributions per
 Unit (c)                                 $25.00       $25.00      $111.78       $50.21       $20.00

Cash distributions per
 Special Interest                             --           --       $86.78       $27.71           --

Total assets                         $76,298,063  $78,463,093  $81,851,130  $94,299,558 $100,151,010

Mortgage loans payable               $58,897,267  $59,764,780  $60,877,063  $68,372,936  $69,115,583

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes (see Item 8).

(b) The Partnership recorded provision for loss on impairment of assets in 1992 to reduce the carrying amount of the three Land/Leases located in the Dallas-Fort Worth Metropolitan area to an amount estimated to be recoverable through cash flows from their future operation and disposition proceeds.

(c) The cash distributions did not result in taxable income to the Unitholders.  Each Unitholder's taxable income or loss from the Partnership is equal to his allocable share of the taxable income or loss of the Partnership, without regard to the cash generated or distributed by the
    Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $4,998,000 at December 31, 1996. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $3,364,000 in 1996, of which $284,000 reflects timing differences related to current assets and liabilities. Of the balance, $924,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $1,649,000 was paid in cash distributions, and $507,000 was retained. Cash provided by operating activities increased $892,000 in 1996 compared to 1995, principally because of improved operations of the Apartment Projects as described below and an increase in reported Land/Lease rentals which arose because certain rentals are no longer accounted for as a recovery of recorded carrying amount as described in Note B to the financial statements. (Reported cash flows from investing activities declined $372,000 from 1995 to 1996 for the same reason.) Cash flows from financing activities includes the payment of the $8,943,000 balance of the matured Mission Trails mortgage with the proceeds from a new $9,000,000 mortgage from another lender.

The Partnership's long term debt, which consists of seven real estate mortgages with respect to the remaining Apartment Projects, was $58,897,000 at December 31, 1996. This debt requires monthly installments of principal and interest of $484,000. The Apartment Projects are currently generating aggregate revenue to cover operating expenses and debt service. The Casa de Fuentes and Comanche Place mortgages mature in 1997, however, the Partnership intends to exercise an option to extend the maturity for two years. Three other mortgages require balloon payments, Cypress Pointe in 1999, Mission Trails in 2000 and MacArthur Park in 2001. The General Partners anticipate that the Properties securing the balloon payment mortgages will be sold or refinanced before the balloon payment due dates. If the Properties are not sold or refinanced beforehand, the Partnership would be required to refinance them when the balloon payments become due subject to then existing conditions in the real estate and mortgage financing markets or to sell the properties under terms which may not be the most favorable to the Partnership. If the Partnership were unable to complete sales or refinancings, then the lenders could institute foreclosure proceedings against the Properties.

The General Partners are presently conducting negotiations regarding a potential auction sale of the Properties in connection with the potential settlement of certain of the litigation described below in Note F to the financial statements. There is no assurance that these negotiations will result in an agreement to sell the Properties.

Results of Operations

Operating results for the past three years are not comparable because of the sale of Prairie Hills in July 1994. For comparative purposes, operating data relating to the nine-property portfolio remaining at December 31, 1996 ("Same Property" data) are set forth below.

                                   1996           1995           1994
Revenue:
 Apartment project rental   $15,307,834    $14,598,620    $14,099,689
 Land/lease rental              660,000        240,000        240,000
 Interest income                162,068        150,142        104,341
                             ----------     ----------     ----------
                             16,129,902     14,988,762     14,444,030
                             ----------     ----------     ----------
Expenses:
 Property operating expenses  5,707,050      5,720,062      4,785,245
 Property taxes               1,221,069      1,244,270      1,214,905
 Property management fees       457,754        438,068        423,022
 General and administrative      91,487         99,511        123,065
 Interest expense             4,960,498      4,767,362      4,721,878
 Management fees to general
  partner                       612,314        583,944        563,988
 Depreciation                 2,832,212      2,935,280      3,372,517
                             ----------     ----------     ----------
Net income (loss)              $247,518      $(799,735)     $(760,590)
                             ==========     ==========     ==========

1996 Compared to 1995. Same Property rental revenue was $15,308,000 in 1996, an increase of 4.9% compared to 1995. Revenue increased at all seven Apartment Projects, principally as a result of increased effective rental rates. Same Property average occupancy was 94.7% in 1996 compared to 93.8% in 1995.

Same Property operating expenses declined slightly from 1995 to 1996 as small decreases in maintenance expenses offset smaller increases in other operating expenses. Property taxes also declined slightly from 1995 because an appeal of the Le Parc taxes resulted in a $63,000 reduction which more than offset tax increases at the other properties. Interest expense was higher in 1996 because the interest rates on the Casa de Fuentes, Comanche Place and Mission Trails mortgages increased. Depreciation expense declined $103,000 because certain personal property assets were fully depreciated in 1995. Interest income increased because cash balances and money market interest rates were higher in 1996.

1995 Compared to 1994. Same Property rental revenue was $14,599,000 in 1995, an increase of 3.5% compared over 1994. Revenue increased at five of the seven Apartment Projects, principally as a result of increased effective rental rates. Revenue at Cypress Pointe was unchanged from 1994, while revenue at Mission Trails was down about 1% because of lower rents and occupancy. Operations at Mission Trails reflect the generally soft market conditions which had been prevalent in the San Diego area. Same Property average occupancy was 93.8% in 1995 compared to 94.5% in 1994.

Same Property operating expenses increased $935,000 over 1994. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) was $623,000 in 1995 compared to $222,000 in 1994. All the Apartment Projects had major repairs done in 1995. The more significant work includes $205,000 of exterior painting and roof repairs at Cypress Pointe and $153,000 of elevator, roof and common area rehabilitation at Le Parc. Furnished unit expense was up $55,000 over 1994, reflecting the increased furnished unit rentals, but this expense was offset by the higher rents received for those apartments. Operating expenses excluding major repairs and furnished unit expense increased $479,000 or approximately 11% over 1994. Expense categories showing the greatest increases were maintenance, up $223,000 or 17% reflecting the generally higher costs of operating an aging property portfolio; payroll, up $59,000 or 5% reflecting higher compensation and fringe benefit costs; and advertising and promotion, up $47,000 or 22% reflecting higher advertising and referral fee costs. Depreciation expense declined $437,000 because certain personal property assets were fully depreciated in 1994. Interest income increased because cash balances and money market interest rates were higher in 1995.

Item 8.  Financial Statements and Supplementary Data
                                                                   Page

Independent Auditors' Report                                        15

Balance sheets at December 31, 1996 and 1995                        16

Statements of operations for the years ended
  December 31, 1996, 1995 and 1994                                  17

Statements of changes in partners' equity (deficit) for the
  years ended December 31, 1996, 1995 and 1994                      18

Statements of cash flows for the years ended
  December 31, 1996, 1995 and 1994                                  19

Notes to financial statements                                     20-33

Schedule to financial statements                                   48

                       INDEPENDENT AUDITORS' REPORT

General and Limited Partners
Prudential-Bache/A.G. Spanos
Genesis Income Partners, L.P., I:

We have audited the accompanying balance sheets of Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I (a limited partnership) (the "Partnership") as of December 3 1, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule of the Partnership listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
February 21, 1997

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                        December 31, 1996 and 1995

                                                      1996         1995
                                                   ----------   ----------
                     ASSETS
Property, net                                     $71,009,033  $73,841,245
Cash and cash equivalents                           4,997,867    4,151,047
Accounts receivable, affiliate                        163,476      328,476
Other assets                                          127,687      142,325
                                                   ----------   ----------
                                                  $76,298,063  $78,463,093
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $58,897,267  $59,764,780
Accounts payable                                      459,065      502,389
Accounts payable, affiliate                           189,914      187,329
Distributions payable                                 412,373      412,373
Accrued interest                                      409,605      398,296
Accrued property taxes                                596,829      465,828
Unearned rent and tenant deposits                     453,497      450,611
                                                   ----------   ----------
                                                   61,418,550   62,181,606
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       8,998,812   10,372,744
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188    6,862,188
General partners' deficit                            (981,487)    (953,445)
                                                   ----------   ----------
                                                   14,879,513   16,281,487
                                                   ----------   ----------
                                                  $76,298,063  $78,463,093
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
          For the years ended December 31, 1996, 1995 and 1994

                                                      1996         1995          1994
                                                   ----------   ----------   ----------
Revenues:
 Rental                                           $15,307,834  $14,598,620 $  15,189,992
 Land/Lease rentals from affiliates                   660,000      240,000       240,000
 Gain on disposition of property                          -0-          -0-     3,874,238
 Interest                                             162,068      150,142       104,341
                                                   ----------   ----------   ----------
                                                   16,129,902   14,988,762    19,408,571
                                                   ----------   ----------   ----------
Expenses:
 Property operating expenses                        5,707,050    5,720,062     5,118,615
 Property taxes                                     1,221,069    1,244,270     1,259,776
 Property management fees to affiliates               457,754      438,068       455,015
 General and administrative expense                    91,487       99,511       123,065
 Interest expense                                   4,960,498    4,767,362     4,999,648
 Management fees to affiliates                        612,314      583,944       607,600
 Depreciation                                       2,832,212    2,935,280     3,562,699
                                                   ----------   ----------   ----------
                                                   15,882,384   15,788,497    16,126,418
                                                   ----------   ----------   ----------
Net income (loss)                                 $   247,518  $  (799,735) $  3,282,153
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

Net income (loss) allocated to General Partners   $     4,950  $   (15,995) $     65,643
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net income (loss) allocated to Limited Partners   $   242,568  $  (783,740) $  3,216,510
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-  $        -0-
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $      3.75  $    (12.12) $      49.74
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
          For the years ended December 31, 1996, 1995 and 1994


                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1993     $23,510,518  $16,784,631  $ 7,534,746  $  (808,859)

Net income                3,282,153    3,216,510          -0-       65,643

Distributions            (8,061,957)  (7,228,157)    (672,558)    (161,242)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1994      18,730,714   12,772,984    6,862,188     (904,458)

Net loss                   (799,735)    (783,740)         -0-      (15,995)

Distributions            (1,649,492)  (1,616,500)         -0-      (32,992)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995      16,281,487   10,372,744    6,862,188     (953,445)

Net income                  247,518      242,568          -0-        4,950

Distributions            (1,649,492)  (1,616,500)         -0-      (32,992)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996     $14,879,513  $ 8,998,812  $ 6,862,188  $  (981,487)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
          For the years ended December 31, 1996, 1995 and 1994

                                                      1996         1995          1995
                                                   ----------   ----------   -----------
Cash flows from operating activities:
Net income (loss)                                 $   247,518  $  (799,735) $  3,282,153
                                                   ----------   ----------   -----------
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation                                     2,832,212    2,935,280     3,562,699
   Gain on disposition of property                        -0-          -0-    (3,874,238)
   Decrease in other assets                            14,638       16,987        46,958
   Decrease in account receivable, affiliate          165,000      145,802       470,479
   Increase (decrease) in accounts payable,
    affiliate                                           2,585        8,123       (29,495)
   Increase (decrease) in accounts payable            (43,324)     105,362       (36,897)
   Increase (decrease) in accrued interest             11,309        3,615       (58,395)
   Increase in accrued property taxes                 131,001       42,453        20,295
   Increase (decrease) in unearned rent and
    tenant deposits                                     2,886       13,920       (68,259)
                                                   ----------   ----------   -----------
    Total adjustments                               3,116,307    3,271,542        33,147
                                                   ----------   ----------   -----------
Net cash provided by operating activities           3,363,825    2,471,807     3,315,300
                                                   ----------   ----------   -----------

Cash flows from investing activities:
  Sale of properties                                      -0-          -0-    12,219,264
  Land/lease payments                                     -0-      372,498       483,525
                                                   ----------   ----------   -----------
Net cash provided by investing activities                 -0-      372,498    12,702,789
                                                   ----------   ----------   -----------

Cash flows from financing activities:
 Proceeds from mortgage loan payable                9,000,000          -0-           -0-
 Mortgage loan principal amortization                (924,033)    (978,940)     (946,283)
 Other mortgage loan repayments                    (8,943,480)    (133,343)   (6,549,590)
 Distributions to partners                         (1,649,492)  (1,649,492)   (8,061,957)
                                                   ----------   ----------   -----------
Net cash used in financing activities              (2,517,005)  (2,761,775)  (15,557,830)
                                                   ----------   ----------   -----------

Net increase in cash and cash equivalents             846,820          -0-           -0-
Cash and cash equivalents, beginning of period      4,151,047          -0-           -0-
                                                   ----------   ----------   -----------
Cash and cash equivalents, end of period          $ 4,997,867  $       -0-  $  2,084,946
                                                   ----------   ----------   -----------
                                                   ----------   ----------   -----------

See notes to financial statements.

                       PRUDENTIAL-BACHE/A. G. SPANOS
                      GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS
               Years Ended December 31, 1996, 1995 and 1994


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring and operating thirteen specified apartment properties (the "Properties") consisting of eight apartment projects (the "Apartment Projects") and five land parcels, upon which apartment complexes have been constructed, to be leased back to the sellers for up to 25 years (the "Land/Leases"). Through December 31, 1996, the Partnership had sold three of the Land/Leases and one of the Apartment Projects. The General Partners of the Partnership are Prudential-Bache Properties, Inc. (the "Bache General Partner") and A.G. Spanos Residential Partners-86, A California Limited Partnership (the "Spanos General Partner"). The Partnership will continue until December 31, 2021, unless previously terminated in accordance with the provisions of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

The Partnership sold 64,660 depository units of limited partnership interest ("Units") between February 1987 and August 1988 for aggregate capital contributions (net of certain volume selling commission discounts) of $64,641,610. The Partnership has also issued non-voting Special Limited Partnership Interests ("Special Interests") to affiliates of the Spanos General Partner in consideration for capital contributions, payments under a cash flow guaranty, and certain refinancing costs paid on behalf of the Partnership by such affiliates.

Financial Statement Preparation

The Partnership has a fiscal year ending December 31. The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles. Certain reclassifications have been made to prior year amounts in order to be in conformity with the current year presentation.

Accounting Estimates

In preparing the financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities (see Note F) at the date of the financial statements and the reported amounts of revenues and expenses from the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of money market funds containing money market instruments with an original maturity date of 90 days or less whose cost approximates market value.

Property

Property, which includes land, buildings and equipment, is carried at the lower of depreciated cost or the amount estimated to be recoverable through future cash flows from property operations and dispositions on an undiscounted basis. Depreciated cost was reduced by certain payments received under the cash flow guaranty (see Note D). Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from 7 to 27.5 years.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was adopted by the Partnership as of January 1, 1996 for its financial statements for the year ended December 31, 1996. Under SFAS No.121, impairment for properties to be held and used is determined to exist when estimated amounts recoverable through future operations on an undiscounted basis are below the properties' carrying value. If a property is determined to be impaired, it should be recorded at the lower of its carrying value or its estimated fair value. For properties that are held for sale, SFAS No. 121 states that they should be reported at the lower of carrying amount or estimated fair value less cost to sell. The implementation of SFAS No. 121 did not affect the Partnership's results of operations or financial position for the year ended December 31, 1996.

Prior to 1996, property investments were carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. A provision for loss on impairment of assets would be recorded when the property carrying amounts exceeded the amounts estimated to be recoverable through future cash flows from property operations (before debt service) and disposition proceeds on an undiscounted basis.

Other Assets

Other assets include prepaid expenses and tenant receivables.

Income Taxes

No provision has been made for federal or state income taxes (or credits) since such items are the responsibility of the partners. A reconciliation of the net income (loss) in the financial statements to the net taxable loss is set forth below:

                                          1996        1995       1994

Net income (loss) per financial
 statements                              $   247,518  $  (799,735)$3,282,153
Land/Lease revenue accounted for
 as a reduction of recorded
 carrying amount                                 -0-      420,000    483,525
Book income in excess of tax loss
 on sale of property                             -0-          -0- (4,745,037)
Cancellation of debt recognized as
income for tax purposes, net of
 interest expense adjustment                     -0-          -0-    319,663
Loan fee amortization and interest
 expense adjustment                          (49,365)      49,204        -0-
Unearned rent and non refundable
 deposits recognized as income for
 tax purposes when received                  (15,046)       8,627      (1,322)
                                           ---------    ---------  ---------
Net taxable loss                         $   183,107  $  (321,904)$ (661,018)
                                           ---------    ---------  ---------
                                           ---------    ---------  ---------
The book and tax bases of partners' equity differ by the cumulative effect of the book to tax income adjustments.

Allocations and Distributions

Pursuant to the Partnership Agreement, operating income, losses and cash distributions are generally allocated 98% to the Unitholders and 2% to the General Partners. Taxable income and losses are allocated in the same manner. Cash distributions resulting from sales or refinancings of the Properties are generally allocable as follows: First, 98% to the limited partners and 2% to the General Partners until (i) the aggregate of all such distributions equals the limited partners' aggregate capital contributions and (ii) the aggregate of all other cash distributions (including operating cash distributions, but excluding distributions in repayment of capital contributions) equals the limited partners' 10% per annum cumulative noncompounded return on their adjusted capital contributions (the "First Level Sale or Refinance Distributions"). Thereafter, cash distributions resulting from a sale or refinancing are generally allocable 85% to the Unitholders and 15% to the General Partners (the "Second Level Sale or Refinance Distributions").

The Special Interests entitle the holders to receive First Level Sale or Refinance Distributions (and corresponding allocations of income on sales), but no allocations of operating income, losses or cash distributions and no allocations of Second Level Sale or Refinance Distributions.

Cash distributions to the partners are recorded in the periods to which they relate for financial reporting purposes. The Partnership paid fourth quarter cash distributions of $412,373 in February 1997 and 1996. These distributions were accrued at December 31, 1996 and 1995.

Revenue Recognition

Rental income is accrued as rents are due.

Fair Value of Financial Instruments

SFAS 107, "Disclosures about Fair Value of Financial instruments," requires the determination of fair value for certain of the Partnership's assets and liabilities. The following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

Cash and Cash Equivalents - The carrying amount approximates fair value based on the liquidity of the assets.

Mortgage Loans Payable (see Note C) - The carrying value approximates fair value based on interest rates available to the Partnership on debt instruments with similar terms.


NOTE B - PROPERTY

Property is comprised of the following at December 31, 1996 and 1995:

                                            1996           1995

Apartment buildings                    $  77,245,362  $  77,245,362
Equipment                                  4,937,209      4,937,209
Land                                      17,147,732     17,147,732
Land held for lease                        2,479,098      2,479,098
                                         -----------    -----------
                                         101,809,401    101,809,401
Less: Accumulated depreciation           (30,800,368)   (27,968,156)
                                         -----------    -----------
                                       $  71,009,033  $  73,841,245
                                         -----------    -----------
                                         -----------    -----------

The Partnership leases apartments under lease agreements with terms ranging from one to twelve months. The ground leases for the Land/Leases are described in Note E.

The Partnership recorded provisions for loss on impairment of assets in 1992 and 1991 to reduce the carrying amount of the three Land/Leases located in the Dallas-Fort Worth Metropolitan area to an amount estimated to be recoverable through cash flows from their future operation and proceeds from disposition on an undiscounted basis. Additionally, in 1993, 1994 and 1995, the Partnership accounted for the rentals from those Land/Leases ($2,936,775 of which $1,620,851 relates to the one Dallas-Fort Worth Land/Lease unsold at December 31, 1996) as a reduction of their recorded carrying amounts rather than as revenue. Based on current market conditions, further reductions in the carrying value of the Land/Lease were not required in 1996, and the Partnership is currently recording rental receipts as revenue.

In February 1994, the Partnership and the lessees of the Randol Mill and Valley Creek Land/Leases sold the apartment projects to an unaffiliated third party for $18,000,000. The transaction resulted in gross sale proceeds of $17,717,965 after payment of selling costs and closing expenses of $282,035. The aggregate principal amount of the projects' mortgage loans was $21,600,000 at the time of the sale. An affiliate of the Spanos General Partner purchased the loans from the lender in 1993 for $16,700,000 and extended to the Partnership the economic benefit of the discounted purchase by accepting $16,700,000 of the sale proceeds in full satisfaction of the mortgages. As a result, the Partnership received $1,017,965 from the sale of the Land/Leases. The Partnership purchased Randol Mill in 1987 and Valley Creek in 1988 for a total of $5,775,000. No loss was recognized as a result of the sales because the Partnership has previously recorded provisions for impairment of assets in 1991 and 1992.

In July 1994, the Partnership sold the Prairie Hill Apartments to an unaffiliated third party for $11,286,580. The sale resulted in net proceeds of $5,394,497 after $85,281 of closing costs and $5,806,802 to pay off the outstanding balance of the mortgage loan. The Partnership purchased the property in 1987 for $10,015,000, of which $3,806,000 was paid in cash. The gain of $3,874,238 was recognized on the full accrual method in 1994.

NOTE C - MORTGAGE LOANS PAYABLE

The mortgage loans payable are collateralized by first deeds of trust on the respective Properties and security interests in the equipment contained therein. Detailed information regarding the mortgage loans is set forth below.

                                                                      Final         Monthly     Principal     Estimated
Property Pledged              Obligation    Obligation    Interest    Maturity      Payment     Due During    Balloon
as Collateral                 at 12/31/96   at 12/31/95   Rate        Date          Terms       1997          Payment
                              ----------    ----------    --------    ----------    --------    ----------    ----------
Le Parc Apartments
 Marietta, Georgia              7,494,808     7,669,581        7.25%  06/01/16         61,190       187,865           N/A

Casa de Fuentes Apartments
 Overland Park, Kansas          7,160,608     7,262,608        8.16%  11/01/97         58,886     7,160,608     7,076,000

MacArthur Park Apartments
 Irving, Texas                  6,481,910     6,592,475        8.00%  02/01/01         47,144        67,725     5,942,000

Cypress Pointe Apartments
 Louisville, Kentucky          11,171,607    11,264,637       10.02%  05/31/99        101,480       100,962    10,917,000

Comanche Place Apartments
 Overland Park, Kansas          7,791,262     7,902,262        8.16%  11/01/97         64,133     7,791,262     7,698,000

Chelsea Park Apartments
 Norcross, Georgia              9,900,202    10,102,585        7.33%  06/01/17         78,041       217,733           N/A

Mission Trails Apartments
 San Diego, California          8,896,870     8,970,632        8.13%  03/01/00         72,651       123,756     8,443,000
                              -----------   -----------                              --------   -----------
                               58,897,267    59,764,780                               483,525    15,649,911
                              -----------   -----------                              --------   -----------
                              -----------   -----------                              --------   -----------

Interest paid in 1996, 1995 and 1994 was $4,949,189, $4,763,747 and
$5,057,572 respectively.

In February 1994, the Partnership completed a restructuring of the MacArthur Park mortgage loan pursuant to which the lender wrote down $359,081 of the outstanding principal in exchange for a $598,085 principal payment by the Partnership. No gain or loss was recognized on the restructuring; the discount is accounted for as a reduction of interest expense over the new loan term.

In December 1995, the Partnership and the lender entered into an agreement to extend the maturity date of the Casa de Fuentes and Comanche Place mortgage loans through November 1, 1997. Pursuant to the extension agreement, the loans bear interest at the lender's prime interest rate or, at the option of the Partnership, a rate 2.5% above the London Interbank Offered Rate (LIBOR) based upon 3, 6, 9, or 12 month fixings.
In August 1996, the Partnership elected to fix the rate on the loans for six months at 8.16%. The loans require monthly payments of interest plus fixed principal reductions of $8,500 per month for Casa de Fuentes and $9,250 for Comanche Place. The Partnership paid the lender loan fees and other costs totalling $98,730 in connection with the extensions. The Partnership has an option to extend the loans for an additional two years under the same terms.

In March 1996, the Partnership refinanced the Mission Trails mortgage loan with the proceeds of a new $9,000,000 first mortgage loan. The new loan bears interest at 0.5% above the lender's prime interest rate or, at the option of the Partnership, a rate 2.5% above the London Interbank Offered Rate (LIBOR) based upon 3, 6, 9, or 12 month fixings. In April and October 1996, the Partnership elected to fix the rate on the loan for six months at 8.13%. The loan requires monthly payments of interest plus fixed monthly principal reductions ranging from $10,313 to $12,978. The Partnership paid the lender loan fees and other costs totalling $60,480.

Aggregate maturities of mortgage loans payable for each of the five years ending December 31, 2001 and thereafter are as follows:

              1997                                 $15,649,911
              1998                                     744,842
              1999                                  11,631,357
              2000                                   9,116,079
              2001                                   6,717,869
              Thereafter                            15,037,209
                                                    ----------
                                                   $58,897,267
                                                    ----------
                                                    ----------

NOTE D - RELATED PARTY TRANSACTIONS

The Partnership acquired the Properties from affiliates of the Spanos General Partner (the "Sellers"). Under the terms of the acquisitions, the Sellers guaranteed that if the Apartment Projects as a group did not meet certain annual net cash flow levels between their acquisition dates and December 31, 1990, then the Sellers would make up any deficiency by periodic cash payments ("Support Payments") to the Partnership. The first $7,623,000 of Support Payments were non-refundable, and the Partnership accounted for them as a reduction of the purchase price of the Apartment Projects. The Partnership issued Special Interests in exchange for Support Payments in excess of that amount; however, the Special Interests were cancelable by the Partnership to the extent that the aggregate net cash flow from any of the Apartment Projects (treated individually and not collectively) was negative during the guaranty period. The cancellations were also accounted for as a reduction of the purchase price of the Apartment Projects.

Support Payments of $10,978,307 accrued to the Partnership based upon the operating results of the Apartment Projects from inception of the Partnership through the conclusion of the guaranty on December 31, 1990. The Partnership issued 3,355 Special Interests to a Seller in exchange for $3,355,307 of Support Payments in excess of the $7,623,000 non-refundable amount. Two properties had aggregate negative net cash flow totalling $1,158,870; accordingly, the Partnership canceled 1,159 Special Interests.

Affiliates of the Spanos General Partner are the lessees under the Land/Leases. Rentals accrued under the leases from such affiliates were $660,000, $612,498 and $723,525, respectively, in 1996, 1995 and 1994, of which $163,476 was receivable at December 31, 1996. The apartment complexes owned by the lessees and the land owned by the Partnership on which the apartment complexes are constructed have been pledged as collateral for the borrowings used to finance the development of the Properties.

An affiliate of the Spanos General Partner manages the Apartment Projects. Property management fees totalled $457,754, $438,068 and $455,015, respectively, in 1996, 1995 and 1994. Under the management agreements, the affiliate employs property managers and other on-site personnel, and the Partnership bears the expense for their compensation (including employment taxes and fringe benefits). That expense was approximately $1,346,000, $1,324,000 and $1,369,000, respectively in 1996, 1995 and
1994. Accruals of $37,132 and $38,771 for property management fees and $118,148 and $121,310 for salary expense reimbursements were outstanding at December 31, 1996 and 1995, respectively.

Under the Partnership Agreement, the Spanos General Partner is entitled to a supervisory management fee and the Bache General Partner is entitled to a special distribution. The fee and distribution are each equal to two percent of the revenues from the Apartment Projects. The special distribution is reduced to the extent of reimbursements to the Bache General Partner for certain expenses incurred in the administration of the Partnership. Amounts accrued during the past three years were as follows.

                                              1996      1995      1994

Supervisory management fee                  $306,157  $291,972  $303,800
Special distribution                         259,299   245,114   256,942
Administrative expense reimbursements         46,858    46,858    46,858
                                         -------   -------   -------
                                            $612,314  $583,944  $607,600
                                             -------   -------   -------
                                             -------   -------   -------
Accruals of $152,782 and $148,558 for management fees payable to the General Partners were outstanding at December 31, 1996 and 1995, respectively.

Under the Partnership Agreement, the General Partners are entitled to subordinated real estate commissions equal to the lesser of 3% of the sales price of the Properties or one-half of the normal and competitive rate customarily charged by unaffiliated parties. The subordinated real estate commissions are not payable until the limited partners have received aggregate distributions of sales and refinancing proceeds equal to the limited partners' aggregate capital contributions and aggregate distributions from all other sources except distributions in repayment of capital contributions equal to the limited partners' 6% per annum cumulative noncompounded return on their adjusted capital contributions. No provision for subordinated real estate commissions have been made because this distribution threshold has not been achieved.

The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at December 31, 1996.

NOTE E - LAND/LEASES

The Land/Leases are leased to affiliates of the Spanos General Partner (see Notes B and D). Under the leases either the Partnership, as owner of the land, or the lessees, as the owners of the buildings, have the power to sell the entire project to any third party purchaser. As a result, the Partnership may be required to dispose of the Land/Leases at a time and on terms which it might not otherwise have approved. The leases provide that upon the sale of the project, the proceeds, if any, remaining after payment of the related mortgage indebtedness will be allocated first to the Partnership to the extent of its purchase price for the land, then to the lessee to the extent of its specified "tenant's equity," and then 42.5% to the Partnership and 57.5% to the lessee.

NOTE F - CONTINGENCIES

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

On or about May 11, 1994 a policyholder derivative action and putative class action, captioned Romano et al. v. The Prudential Insurance Company of America et al., was filed in the United States District Court for the Southern District of New York, purportedly on behalf of policyholders of The Prudential Insurance Company of America ("The Prudential") against The Prudential and PSI as nominal defendants and against certain officers of The Prudential and its affiliates, including the present and former chief executive officers of PSI, and present and former members of The Prudential's board of directors, the Spanos General Partner and certain of its affiliates as defendants. In substance the suit alleged that the wrongful acts of the defendants (essentially the same conspiracy regarding the sales of limited partnership interests alleged in the consolidated complaint discussed below) have resulted in substantial losses to PSI as a consequence of fines and litigation settlements. Because PSI is a wholly owned subsidiary of The Prudential, its losses allegedly diminished the value of plaintiffs' interests in The Prudential as policyholders. The complaint contains counts based upon RICO, intentional and negligent misrepresentation, and unjust enrichment. Plaintiffs sought unspecified compensatory, general, consequential, incidental and punitive damages as well as interest, costs and attorneys' fees. A motion to dismiss the case was filed January 20, 1995 on behalf of The Prudential and the outside directors. On October 2, 1996, The Prudential and PSI entered into a stipulation of settlement with legal counsel representing plaintiffs. By order dated October 16, 1996 the court certified a settlement class, preliminarily approved the class and derivative action settlement agreement and notice, scheduled a hearing on the fairness and adequacy of the settlement and on the application for awards of attorneys' fees and disbursements. Following a hearing on December 4, 1996 the court approved the settlement as being fair, reasonable and adequate and by order dated December 18, 1996, dismissed the case with prejudice as to all the settling defendants.

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

By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes and Bottner cases, by order dated June 8, 1994, the Connelly case, by order dated June 27, 1994, the Romano case, and by order dated April 7, 1995, the Adams case, were transferred to a single judge of the United States District Court for the Southern District of New York and, except for Romano, consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). The Romano case was coordinated for pretrial discovery purposes. On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third- party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits, and compensation received by defendants as a result of their unlawful acts; and costs and disbursements of the action. On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes and Bottner) amended to conform to the allegations of the consolidated complaint. On August 9, 1995 the Bache General Partner, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid. The consolidated action remains pending against the Spanos General Partner and certain of its affiliates. Although the order approving the partial settlement agreement dismissed the consolidated complaint on the merits and with prejudice as against the PSI settling defendants, it expressly continued the action against all nonsettling defendants, including the Spanos General Partner, and preserved all claims against them. The Partnership is not named a defendant in the consolidated complaint and the action is not expected to have a material effect on the Partnership's financial condition; accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

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

The General Partners are presently conducting negotiations regarding a potential auction sale of the Properties in connection with the potential settlement of certain of the litigation described above. There is no assurance that these negotiations will result in an agreement to sell the Properties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                 PART III


Item 10.  Directors and Executive Officers of the Registrant

The Partnership does not have directors or executive officers. The Partnership is managed by the General Partners, which have formed, and may continue to form, other real estate investment entities with investment policies similar to those of the Partnership and which may compete with the Partnership for management services. The Spanos General Partner is a California limited partnership whose general partners are AGS Financial Corporation and A.G. Spanos Realty, Inc. AGS Financial Corporation is the managing general partner of the Spanos General Partner. The directors and executive officers of AGS Financial Corporation and of the Bache General Partner who perform services for the Partnership are listed below, together with a brief description of their experience. All have indefinite terms.

AGS Financial Corporation is owned by Dean A. Spanos, Michael A. Spanos, Barry L. Ruhl, Dea Economou and a Spanos family trust. Dean A. Spanos, Michael A. Spanos and Dea Economou are children of Alex G. Spanos, Chairman of the Board of AGS Financial Corporation. Barry L. Ruhl is a son-in-law of Alex G. Spanos. There are no other family relationships among the directors and executive officers of AGS Financial Corporation or the Bache General Partner.

The General Partners and their directors and executive officers, and any persons holding more than ten percent of the Partnership's Units are required to report their initial ownership of such units and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and greater than ten percent Unitholders are required by Securities and Exchange Commission regulations to furnish the Partnership with copies of all Forms 3, 4 and 5 they file. All of these filing requirements were satisfied on a timely basis. In making the disclosures, the Partnership has relied solely on written representations of the General Partners' directors and executive officers and greater than ten percent Unitholders or copies of the reports that they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

                         AGS FINANCIAL CORPORATION
         Name                                                Position

         Alex G. Spanos                         Chairman of the Board

         Dean A. Spanos                    Vice Chairman and Director

         Barry L. Ruhl                                       Director

         Michael A. Spanos                                   Director

         Arthur J. Cole                        President and Director

         Jeremiah T. Murphy              Executive Vice President and
                                              Chief Financial Officer

ALEX G. SPANOS, age 73 has been Chairman of the Board of AGS Financial Corporation since its founding in 1981. In addition, he serves as Chairman of the Board or President of each of the other Spanos companies and owns a controlling interest in the San Diego Chargers, a professional football team. Mr. Spanos founded the combined Spanos organizations in the early 1960's and has been the driving force behind the development of approximately 60,000 apartments and over 3 million square feet of office space. Mr. Spanos maintains close contact with the key executives of each of his companies and lends his judgment and experience to all major land acquisitions, development and property financing decisions, and the investment activities of AGS Financial Corporation. Mr. Spanos attended the University of the Pacific.

DEAN A. SPANOS, age 46, has been Vice Chairman and a Director of AGS Financial Corporation since its founding in 1981. He is the chief operating officer of the property development and management companies within the Spanos organization, responsible for land acquisitions, financing construction and property sales. Mr. Spanos holds a bachelor's degree in business administration from the University of the Pacific.

MICHAEL A. SPANOS, age 37, has served as a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a bachelor's degree from the University of the Pacific.

BARRY L. RUHL, age 45, has been a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a D.D.S. from the University of the Pacific Dental School.

ARTHUR J. COLE, age 42, has served as President of AGS Financial
Corporation since August 1990 and as a director since 1986. He joined AGS Financial Corporation in 1983. He holds a bachelor's degree from Golden Gate University.

JEREMIAH T. MURPHY, age 52, has served as an Executive Vice President of AGS Financial Corporation and is the Chief Financial Officer for all the A.G. Spanos Companies. He has been employed by the Spanos companies since 1983. Prior to joining the Spanos companies he was a partner with the accounting firm, Bowman & Company, which he joined in 1970. Mr. Murphy is a Certified Public Accountant and a graduate of Bernard Baruch College.

                     PRUDENTIAL-BACHE PROPERTIES, INC.

         Name                                                Position

         Thomas F. Lynch, III              President, Chief Executive
                                       Officer, Director and Chairman
                                            of the Board of Directors

         Barbara J. Brooks               Vice President - Finance and
                                              Chief Financial Officer

         Eugene D. Burak                               Vice President

         Chester A. Piskorowski                 Senior Vice President

         Frank W. Giordano                                   Director

         Nathalie P. Maio                                    Director

THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of the Bache General Partner. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of the Bache General Partner. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 51, is a Vice President of the Bache General Partner. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of the Bache General Partner. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 54, is a Director of the Bache General Partner. He is a Senior Vice President of PSI and Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 46, is a Director of the Bache General Partner. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.


Item 11.  Executive Compensation

The Partnership is not required to and did not pay remuneration to the officers and directors of the General Partners. Certain officers and directors of the General Partners receive compensation from the General Partners and/or their affiliates (but not from the Partnership) for services performed for various affiliated entities, which may include services performed for the Partnership; however, the General Partners believe that any compensation attributable to services performed for the Partnership is immaterial. See Item 13 "Certain Relationships and Related Transactions" for a discussion of compensation and fees to which the General Partners and their affiliates are entitled.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

No Unitholder is known by the Partnership to own beneficially more than 5% of the outstanding Units. The percentage of outstanding Units held by all directors and officers of the General Partners is less than 1%.

The Partnership has issued 7,749.5 Special Interests to affiliates of the Spanos General Partner at March 3, 1997, all of which Interests are beneficially owned by members of the Spanos family, certain of whom are directors and officers of the general partners of the Spanos General Partner.

As of March 3, 1997, the individual directors and the directors and officers, as a group, of AGS Financial Corporation and A.G. Spanos Realty, Inc., the general partners of the Spanos General Partner, beneficially owned shares of the common stock of AGS Financial Corporation and A.G. Spanos Realty, Inc. as follows:

                                  AGS Financial         A.G. Spanos
                                   Corporation          Realty, Inc.
Name                           Shares  % of Class  Shares % of Class

Alex G. Spanos                       -0-        -0-        20       100%
Dean A. Spanos                      1,000       10%
Barry L. Ruhl                       1,000       10%
Michael A. Spanos                   1,000       10%
All directors and officers
as a group (8 persons)              9,000(1)    90%        20       100%

(1) These amounts include shares beneficially owned by virtue of certain beneficial interests in a Spanos family trust which owns 6,000 shares (60%) of the shares of AGS Financial Corporation.

Item 13.  Certain Relationships and Related Transactions

The General Partners and their affiliates are permitted to engage in transactions with the Partnership as described in the Partnership
Agreement. Specific information regarding these transactions is set forth below.

Certain affiliates of the Spanos General Partner are the lessees under the ground leases for the Partnership's Land/Lease properties. Set forth below is information regarding the ground leases.

                                                             Annual
Property          Lessee           Termination Date(1)       Rent (2)(3)

Cameron Creek     A.G. Spanos
                  Construction, Inc.    10/01/2012             $420,000

Del Rio           A.G. Spanos
                  Construction, Inc.    12/21/2012             $240,000

(1) Under the ground lease, the lessor and lessee each have the power to sell the land and improvements without the consent of the other party. Such a sale would terminate the lease before the nominal termination date.

(2) In addition to the base rental income, the Partnership is entitled to proceeds upon the sale or refinancing of the Land/Leases and improvements.

(3) Of the total annual rent, $163,476 was receivable at December 31, 1996.

The General Partners and certain affiliates thereof have, during the Partnership's year ended December 31, 1996 earned or received compensation or payments for services from the Partnership as set forth below. In addition, under the Partnership Agreement, the General Partners are entitled to subordinated real estate commissions equal to the lesser of 3% of the sales price of the Properties or one-half of the normal and competitive rate customarily charged by unaffiliated parties. The subordinated real estate commissions are not payable until the limited partners have received certain priority distributions. See note D to the financial statements.

                      Capacity in            Form of          Cash
    Recipient         Which Served         Compensation     Compensation

Spanos General     General Partner      Supervisory                $306,157
  Partner                                Management Fee(1)

Bache General      General Partner      Special                     259,299
  Partner                                 Distribution(2)

A.G. Spanos        Property Manager      Property                   457,754
  Management Inc.                        Management Fees(3)

General Partners   General Partners   Cash from Operations(4)        32,992

Bache General      General Partner           Expense                 46,858
  Partner                                 Reimbursements

(1) Supervisory Property Management Fee for supervising the management of the Properties equal to 2% of gross receipts from the Apartment Projects.

(2) Special Distribution for services in managing and administering the Partnership equal to 2% of gross receipts from the Apartment Projects, reduced to the extent of reimbursements, if any, for certain expenses incurred in the administration of the Partnership.

(3) Property Management Fees for property management services equal to 3% of gross receipts from the Apartment Projects.

(4) Cash from Operations equal to 2% of Adjusted Cash from Operations remaining after payment of the Special Distribution.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) Financial Statements:

          See Index to Financial Statements and Schedule on page 14.

       (2)Financial Statement Schedule:

          III.Real Estate and Accumulated Depreciation, page __.

          All other schedules have been omitted because they are inapplicable or not required, or the information is included in the financial statements or notes thereto.


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

           27   Financial Data Schedule (filed herewith)

   (b)   Reports on Form 8-K:

        There were no reports on Form 8-K filed during the last quarter of the period covered by this Report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I (Registrant)

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Thomas F. Lynch, III                     Date: March 31, 1997
        ---------------------------------------
        Thomas F. Lynch, III
        Chairman of the Board of Directors and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Thomas F. Lynch, III                     Date: March 31, 1997
        ---------------------------------------
        Thomas F. Lynch, III
        Chairman of the Board of Directors and Director
        (Principal Executive Officer)

    By: /s/Barbara J. Brooks                        Date: March 31, 1997
        ---------------------------------------
       Barbara J. Brooks
       Vice President-Finance and Chief Financial Officer
       (Principal Financial Officer)

    By: /s/Nathalie P. Maio                         Date: March 31, 1997
        ---------------------------------------
       Nathalie P. Maio
       Director

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I (Registrant)

By:     A.G. Spanos Residential Partners-86, A California Limited
        Partnership
        General Partner

        By: AGS Financial Corporation, a general partner

            By: /s/Arthur J. Cole                   Date: March 31, 1997
                -------------------------------
                Arthur J. Cole
                President
                (Principal Accounting Officer)

        By: A.G. Spanos Realty, Inc., a general partner

            By: /s/Arthur J. Cole                   Date: March 31, 1997
                -------------------------------
                Arthur J. Cole
                Vice President

RESIDENTIAL PORTFOLIO DEPOSITORY CORP. (Registrant as to the issuance of Depository Receipts with respect to the Assigned Limited Partnership Interests)


        By: /s/Arthur J. Cole                       Date: March 31, 1997
            -------------------------------
            Arthur J. Cole
            Vice President

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: A.G. Spanos Residential Partners-86, A California Limited Partnership
    General Partner

    By:  AGS Financial Corporation, a general partner

    By:  /s/Alex G. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Alex G. Spanos
         Chairman of the Board of Directors

    By:  /s/Dean A. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Dean A. Spanos
         Vice Chairman and Director

    By:  /s/Michael A. Spanos                       Date:  March 31, 1997
          ----------------------------------
         Michael A. Spanos
         Director

    By:  /s/Barry L. Ruhl                           Date:  March 31, 1997
          ----------------------------------
         Barry L. Ruhl
         Director

    By:  /s/Arthur J. Cole                          Date:  March 31, 1997
          ----------------------------------
         Arthur J. Cole
         President and Director
         (Principal Executive Officer)

    By:  /s/Jeremiah T. Murphy                      Date:  March 31, 1997
          ----------------------------------
         Jeremiah T. Murphy
         Executive Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)

                                SIGNATURES

By:  A.G. Spanos Realty, Inc., a general partner

    By:  /s/Alex G. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Alex G. Spanos
         President and Director (Principal Executive Officer)

    By:  /s/Dean A. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Dean A. Spanos
         Executive Vice President and Director

    By:  /s/Michael A. Spanos                       Date:  March 31, 1997
          ----------------------------------
         Michael A. Spanos
         Executive Vice President and Director

    By:  /s/Barry L. Ruhl                           Date:  March 31, 1997
          ----------------------------------
         Barry L. Ruhl
         Executive Vice President and Director

    By:  /s/Jeremiah T. Murphy                      Date:  March 31, 1997
          ----------------------------------
         Jeremiah T. Murphy
         Vice President (Principal Financial and Accounting Officer)

Residential Portfolio Depository Corp.

    By:  /s/Alex G. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Alex G. Spanos
         Director, President and Chief Financial Officer
         (Principal Executive, Financial and Accounting Officer)

    By:  /s/Dean A. Spanos                          Date:  March 31, 1997
          ----------------------------------
         Dean A. Spanos
         Director

    By:  /s/Jeremiah T. Murphy                      Date:  March 31, 1997
          ----------------------------------
         Jeremiah T. Murphy
         Director

          PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1996

Column A                       Column B             Column C                  Column D              Column E   Column F   Column G

                                               Costs Capitalized  Gross Amount at which Carried at
                             Initial Cost to     Subsequent to            Close of Period
                              Partnership        Acquisition             Notes 2, 3 and 5
                                                                                                  Accumulated
                                     Bldgs &           Carrying            Buildings &    Total      Depr.     Date of      Date
Description (Note 1)        Land     Equip       Imps   Cost       Land     Equipment     Note 2   (Note 4)  Construction Acquired
-------------------         ----     ------      -----  ----       ----     ---------     ------     ------  ------------ --------
Apartment Projects:
Le Parc                  1,865,589 12,069,597      -0-     -0-   1,290,008  9,907,346  11,197,354  4,040,052     1986     06/03/87
Marietta, GA

Casa de Fuentes          2,320,250 11,016,653      -0-     -0-   2,120,968 10,343,379  12,464,347  4,098,207     1986     07/02/87
Overland Park, KS

MacArthur Park           2,945,824  9,482,602      -0-     -0-   2,249,379  9,375,318  11,624,697  3,395,362     1985     10/01/87
Irving, TX

Cypress Pointe           3,351,303 15,552,843      -0-     -0-   2,315,883 15,351,195  17,667,078  5,916,896     1986     10/01/87
Louisville, KY

Comanche Place           2,298,429 12,558,324      -0-     -0-   1,509,771 12,368,550  13,878,321  4,607,164     1987     12/04/87
Overland Park, KS

Chelsea Park             3,945,526 14,157,150      -0-     -0-   2,991,645 14,194,635  17,186,280  5,213,192     1986     03/25/88
Chamblee, GA

Mission Trails           5,411,288 10,398,770      -0-     -0-   4,670,078 10,642,148  15,312,226  3,529,495     1987     08/12/88
San Diego, CA

Land Leases:
Cameron Creek            3,508,024        -0-      -0-     -0-   1,887,173        -0-   1,887,173        -0-     1985     10/01/87
Fort Worth, TX

Del Rio                  2,004,585        -0-      -0-     -0-   2,004,585        -0-   2,004,585        -0-     1985     12/21/87
Albuquerque, NM
                        ---------- ----------  --------------------------- ----------  ---------- ----------
                        27,650,818 85,235,939      -0-     -0-  21,039,490 82,182,571 103,222,061 30,800,368
                        ---------- ----------  --------------------------- ----------  ---------- ----------
                        ---------- ----------  --------------------------- ----------  ---------- ----------

See notes.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                        ( A Limited Partnership)

                          NOTES TO SCHEDULE III
              REAL ESTATE AND ACCUMULATED DEPRECIATION


Note 1 - See description of mortgage notes payable in note C of the Notes to Financial Statements. Depreciable property is depreciated over useful lives of 7 to 27.5 years.

Note 2 - Reconciliation of real
 estate:                              1996         1995         1994

Balance at beginning of period    $103,222,061 $103,594,559 $118,358,639

Additions during period:
 Acquisitions                              -0-          -0-          -0-
                                  ------------ ------------ ------------
                                   103,222,061  103,594,559  118,358,639
Deductions during period:
 Dispositions                              -0-          -0-   14,280,575

 Land/Lease revenue accounted for
 as a recovery of recorded
 carrying amount                           -0-      372,498      483,505
                                  ------------ ------------ ------------
Balance at close of period         103,222,061  103,222,061  103,594,559
                                  ------------ ------------ ------------
                                  ------------ ------------ ------------

Note 3 - The aggregate cost of real estate for federal income tax purposes is $103,816,029.

Note 4 - Reconciliation of
 accumulated depreciation:            1996         1995         1994

Balance at beginning of period      27,968,156   25,032,876   23,951,356
Additions during period:
 Depreciation                        2,832,212    2,935,280    3,562,699
                                  ------------ ------------ ------------
                                    30,800,368   27,968,156   27,514,055
Deductions during period:
 Dispositions                              -0-          -0-    2,481,179
                                  ------------ ------------ ------------
Balance at close of period          30,800,368   27,968,156   25,032,876
                                  ------------ ------------ ------------
                                  ------------ ------------ ------------

Note 5 - The Partnership has recorded aggregate provisions for loss on impairment of assets of $1,412,660 with respect to the Cameron Creek Land/Lease at December 31, 1996.