Form 10-Q
period 1997-03-31
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1997-05-15
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-16861

         PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
---------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                         94-3028296
---------------------------------------------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, B-9, Stockton, CA                                95207
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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - March 31, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the three months ended
         March 31, 1997 and 1996 . . . . . . . . . . . . . .      4

         Statement of changes in partners' equity (deficit)
         for the three months ended March 31, 1997 . . . . .      5

         Statements of cash flows for the three months
         ended March 31, 1997 and 1996 . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . .      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     12


Part II.  Other Information . . . . . . . . . . . . . . . . .    13

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    March 31,  December 31,
                                                      1997         1996
                                                   ----------   ----------
                     ASSETS
Property, net                                     $70,300,980  $71,009,033
Cash and cash equivalents                           5,134,310    4,997,867
Accounts receivable, affiliate                        163,476      163,476
Other assets                                           83,658      127,687
                                                   ----------   ----------
                                                  $75,682,424  $76,298,063
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $58,660,440  $58,897,267
Accounts payable                                      532,886      459,065
Accounts payable, affiliate                           191,737      189,914
Accrued distributions                                 412,373      412,373
Accrued interest                                      407,837      409,605
Accrued property taxes                                501,542      596,829
Unearned rent and tenant deposits                     472,316      453,497
                                                   ----------   ----------
                                                   61,179,131   61,418,550
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       8,630,117    8,998,812
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188    6,862,188
General partners' deficit                            (989,012)    (981,487)
                                                   ----------   ----------
                                                   14,503,293   14,879,513
                                                   ----------   ----------
                                                  $75,682,424  $76,298,063
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
              For the three months ended March 31, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,819,725  $ 3,747,591
 Land/Lease rentals from affiliates                   165,000      165,000
 Interest                                              42,875       36,828
                                                   ----------   ----------
                                                    4,027,600    3,949,419
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,413,809    1,372,524
 Property taxes                                       335,595      325,510
 Property management fees to affiliates               114,549      111,963
 General and administrative expense                    67,955       74,459
 Interest expense                                   1,198,696    1,344,253
 Management fees to affiliates                        152,790      149,904
 Depreciation                                         708,053      708,053
                                                   ----------   ----------
                                                    3,991,447    4,086,666
                                                   ----------   ----------
Net income (loss)                                 $    36,153  $  (137,247)
                                                   ----------   ----------
                                                   ----------   ----------

Net income (loss) allocated to General Partners   $       723  $    (2,745)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Limited Partners   $    35,430  $  (134,502)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $      0.55  $     (2.08)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                  For the three months ended March 31, 1997
                                (Unaudited)

                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996     $14,879,513  $ 8,998,812  $ 6,862,188  $  (981,487)

Net income                   36,153       35,430          -0-          723

Distributions              (412,373)    (404,125)         -0-       (8,248)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  March 31, 1997        $14,503,293  $ 8,630,117  $ 6,862,188  $  (989,012)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Cash flows from operating activities:
Net income (loss)                                 $    36,153  $  (137,247)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation                                       708,053      708,053
   Change in other assets                              44,029       48,427
   Change in accounts payable, affiliate                1,823       (1,957)
   Change in accrued liabilities                      (23,234)       9,159
   Change in unearned rent and tenant deposits         18,819      (14,651)
                                                   ----------   ----------
    Total adjustments                                 749,490      749,031
                                                   ----------   ----------
Net cash provided by operating activities             785,643      611,784
                                                   ----------   ----------

Cash flows from financing activities:
 Proceeds from mortgage loan payable                      -0-    9,000,000
 Mortgage loan principal amortization                (236,827)    (282,630)
 Other mortgage loan repayments                           -0-   (8,882,482)
 Distributions to partners                           (412,373)    (412,373)
                                                   ----------   ----------
Net cash used in financing activities                (649,200)    (577,485)
                                                   ----------   ----------

Net increase in cash and cash equivalents             136,443       34,299
Cash and cash equivalents, beginning of period      4,997,867    4,151,047
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 5,134,310  $ 4,185,346
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The March 31, 1997 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the three months ended March 31, 1997 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                     March 31, 1997    December 31, 1996
                                     -----------------------------------
Apartment buildings                  $ 77,245,362        $ 77,245,362
Equipment                               4,937,209           4,937,209
Land                                   17,147,732          17,147,732
Land held for lease                     3,891,758           2,479,098
                                      -----------         -----------
                                      101,809,401         101,809,401
Less: Accumulated depreciation        (31,508,421)        (30,800,368)
                                      -----------         -----------
                                     $ 70,300,980        $ 71,009,033
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the three months ended March 31, 1997 and 1996.


                                                 1997           1996
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $ 76,395       $ 74,952
 Special distribution                           64,645         63,202
 Administrative expense reimbursements          11,750         11,750
                                               -------        -------
                                              $152,790       $149,904
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $114,549       $111,963
                                               -------        -------
                                               -------        -------

Accrued to the Partnership:
  Ground rent on Land/Leases                  $165,000       $165,000
                                               -------        -------
                                               -------        -------

Accruals of $152,790 and $152,782 for the supervisory management fee, special distribution and administrative expense reimbursements and $38,947 and $37,132 for property management fees were outstanding at March 31, 1997 and December 31, 1996, respectively. Ground rent of $163,476 was receivable from affiliates of the Spanos General Partner at March 31, 1997 and December 31, 1996. General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at March 31, 1997.

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

By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes and Bottner cases, by order dated June 8, 1994, the Connelly case, and by order dated April 7, 1995, the Adams case, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third- party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits, and compensation received by defendants as a result of their unlawful acts; and costs and disbursements of the action. On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes and Bottner) amended to conform to the allegations of the consolidated complaint. On August 9, 1995 the Bache General Partner, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid. The consolidated action remains pending against the Spanos General Partner and certain of its affiliates. Although the order approving the partial settlement agreement dismissed the consolidated complaint on the merits and with prejudice as against the PSI settling defendants, it expressly continued the action against all nonsettling defendants, including the Spanos General Partner, and preserved all claims against them. The Partnership is not named a defendant in the consolidated complaint and the action is not expected to have a material effect on the Partnership's financial condition; accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. If the settlement agreement is preliminarily approved by the Court, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

On or about April 15, 1994 a multiparty petition entitled Schreiber, et al.
v. Prudential Securities, Inc., et al. (Cause No. 94-17696) was filed in the 189th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partners, PSI, The Prudential Insurance Company of America and a number of other defendants. The Petition alleges common law fraud, fraud in the inducement and negligent misrepresentation in connection with the offering of limited partnership interests and negligence, breach of fiduciary duty, civil conspiracy, and violations of the federal Securities Act of 1933 (sections 11 and 12) and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorney's fees. Most of the plaintiffs have released their claims against the defendants in exchange for monetary payments by PSI. It is expected that the remaining claims will be resolved by PSI at no cost to the Partnership. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

NOTE E - SUBSEQUENT EVENT

The Partnership paid accrued first quarter cash distributions of $404,125 to the Unitholders and $8,248 to the General Partners in May 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $5,134,000 at March 31, 1997. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $786,000 in the first quarter of 1997, of which $41,000 reflects timing differences related to current assets and liabilities. Of the balance, $237,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $412,000 was paid in cash distributions, and $96,000 was retained. Cash flows from financing activities for the three months ended March 31, 1996 reflects the repayment of the $8,882,000 balance of the Mission Trails mortgage with the proceeds from a new $9,000,000 mortgage from another lender.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. If the settlement agreement is preliminarily approved by the Court, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

Results of Operations

Apartment project rental revenue was $3,820,000 for the first three months of 1997, an increase of 1.9% compared to the same period last year. Average occupancy was 94.5% for the first three months of 1997 compared to 94.3% for the first three months of 1996.

Property operating expenses increased $41,000, or 3%, over the first three months of 1996. Interest expense declined $146,000; however the 1996 figure included non-recurring charges for loan fees for the Mission Trails refinancing ($60,000) and corrections to the lender's 1995 interest billings for Cypress Pointe and Comanche Place ($67,000). The balance of the decrease reflects lower outstanding principal balances in the first quarter of 1997 compared to the first quarter of 1996.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Partnership's Quarterly Report.

Item 2.  Changes in Securities

(None)

Item 3.  Defaults Upon Senior Securities

(None)

Item 4.  Submission of Matters to a Vote of Security Holders

(None)

Item 5.  Other Information

Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. Effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: May 15, 1997
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: May 15, 1997
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer