Form 10-Q
period 1997-06-30
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1997-08-18
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - June 30, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the six months ended
         June 30, 1997 and 1996  . . . . . . . . . . . . . .      4

         Statements of operations for the three months ended
         June 30, 1997 and 1996  . . . . . . . . . . . . . .      5

         Statement of changes in partners' equity (deficit)
         for the six months ended June 30, 1997  . . . . . .      6

         Statements of cash flows for the six months
         ended June 30, 1997 and 1996  . . . . . . . . . . .      7

         Notes to Financial Statements . . . . . . . . . . .      8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     13


Part II.  Other Information . . . . . . . . . . . . . . . . .    14

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    June 30,   December 31,
                                                      1997         1996
                                                   ----------   ----------
                     ASSETS
Property, net                                     $69,592,927  $71,009,033
Cash and cash equivalents                           5,320,195    4,997,867
Accounts receivable, affiliate                        163,476      163,476
Other assets                                          130,676      127,687
                                                   ----------   ----------
                                                  $75,207,274  $76,298,063
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $58,419,390  $58,897,267
Accounts payable                                      582,243      459,065
Accounts payable, affiliate                           188,138      189,914
Accrued distributions                                 412,373      412,373
Accrued interest                                      405,359      409,605
Accrued property taxes                                559,316      596,829
Unearned rent and tenant deposits                     482,315      453,497
                                                   ----------   ----------
                                                   61,049,134   61,418,550
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       8,291,868    8,998,812
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188    6,862,188
General partners' deficit                            (995,916)    (981,487)
                                                   ----------   ----------
                                                   14,158,140   14,879,513
                                                   ----------   ----------
                                                  $75,207,274  $76,298,063
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                For the six months ended June 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Revenues:
 Rental                                           $ 7,720,679  $ 7,571,092
 Land/Lease rentals from affiliates                   330,000      330,000
 Interest                                              88,437       73,488
                                                   ----------   ----------
                                                    8,139,116    7,974,580
                                                   ----------   ----------
Expenses:
 Property operating expenses                        2,951,763    2,911,602
 Property taxes                                       638,044      630,264
 Property management fees to affiliates               231,113      226,482
 General and administrative expense                    81,976       81,818
 Interest expense                                   2,407,913    2,542,112
 Management fees to affiliates                        308,828      302,844
 Depreciation                                       1,416,106    1,416,106
                                                   ----------   ----------
                                                    8,035,743    8,111,228
                                                   ----------   ----------
Net income (loss)                                 $   103,373  $  (136,648)
                                                   ----------   ----------
                                                   ----------   ----------

Net income (loss) allocated to General Partners   $     2,067  $    (2,733)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Limited Partners   $   101,306  $  (133,915)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $      1.57  $     (2.07)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,900,954  $ 3,823,501
 Land/Lease rentals from affiliates                   165,000      165,000
 Interest                                              45,562       36,660
                                                   ----------   ----------
                                                    4,111,516    4,025,161
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,537,954    1,539,078
 Property taxes                                       302,449      304,754
 Property management fees to affiliates               116,564      114,519
 General and administrative expense                    14,021        7,359
 Interest expense                                   1,209,217    1,197,859
 Management fees to affiliates                        156,038      152,940
 Depreciation                                         708,053      708,053
                                                   ----------   ----------
                                                    4,044,296    4,024,562
                                                   ----------   ----------
Net income                                        $    67,220  $       599
                                                   ----------   ----------
                                                   ----------   ----------

Net income allocated to General Partners          $     1,344  $        12
                                                   ----------   ----------
                                                   ----------   ----------
Net income allocated to Limited Partners          $    65,876  $       587
                                                   ----------   ----------
                                                   ----------   ----------
Net income allocated to Special
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income per unit of limited
 partnership interest                             $      1.02  $      0.01
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                For the six months ended June 30, 1997 and 1996
                                (Unaudited)

                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996     $14,879,513  $ 8,998,812  $ 6,862,188  $  (981,487)

Net income                  103,373      101,306          -0-        2,067

Distributions              (824,746)    (808,250)         -0-      (16,496)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  June 30, 1997         $14,158,140  $ 8,291,868  $ 6,862,188  $  (995,916)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Cash flows from operating activities:
Net income (loss)                                 $   103,373  $  (136,648)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation                                     1,416,106    1,416,106
   Change in other assets                              (2,989)      79,972
   Change in account receivable, affiliate                -0-      165,000
   Change in accounts payable, affiliate               (1,776)       3,531
   Change in accrued liabilities                       81,419      107,909
   Change in unearned rent and tenant deposits         28,818        1,688
                                                   ----------   ----------
    Total adjustments                               1,521,578    1,774,206
                                                   ----------   ----------
Net cash provided by operating activities           1,624,951    1,637,558
                                                   ----------   ----------

Cash flows from financing activities:
 Proceeds from mortgage loan payable                      -0-    9,000,000
 Mortgage loan principal amortization                (477,877)    (521,581)
 Other mortgage loan repayments                           -0-   (8,882,482)
 Distributions to partners                           (824,746)    (824,746)
                                                   ----------   ----------
Net cash used in financing activities              (1,302,623)  (1,228,809)
                                                   ----------   ----------

Net increase in cash and cash equivalents             322,328      408,749
Cash and cash equivalents, beginning of period      4,997,867    4,151,047
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 5,320,195  $ 4,559,796
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The June 30, 1997 financial statements have been prepared without audit.
In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the six months ended June 30, 1997 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                     June 30, 1997    December 31, 1996
                                     -----------------------------------
Apartment buildings                  $ 77,245,362        $ 77,245,362
Equipment                               4,937,209           4,937,209
Land                                   17,147,732          17,147,732
Land held for lease                     2,479,098           2,479,098
                                      -----------         -----------
                                      101,809,401         101,809,401
Less: Accumulated depreciation        (32,216,474)        (30,800,368)
                                      -----------         -----------
                                     $ 69,592,927        $ 71,009,033
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the six months ended June 30, 1997 and 1996.


                                                 1997           1996
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $154,414       $151,422
 Special distribution                          110,714        107,722
 Administrative expense reimbursements          43,700         43,700
                                               -------        -------
                                              $308,828       $302,844
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $231,113       $226,482
                                               -------        -------
                                               -------        -------

Accrued to the Partnership:
  Ground rent on Land/Leases                  $330,000       $330,000
                                               -------        -------
                                               -------        -------

Accruals of $150,038 and $152,782 for the supervisory management fee, special distribution and administrative expense reimbursements and $38,100 and $37,132 for property management fees were outstanding at June 30, 1997 and December 31, 1996, respectively. Ground rent of $163,476 was receivable from affiliates of the Spanos General Partner at June 30, 1997 and December 31, 1996. General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at June 30, 1997.

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

NOTE E - SUBSEQUENT EVENT

The Partnership paid second quarter cash distributions of $404,125 to the Unitholders and $8,248 to the General Partners in August 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $5,320,000 at June 30, 1997. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $1,625,000 in the first six months of 1997, of which $105,000 reflects timing differences related to current assets and liabilities. Of the balance, $478,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $825,000 was paid in cash distributions, and $217,000 was retained. Cash flows from financing activities for the six months ended June 30, 1996 reflects the repayment of the $8,882,000 balance of the Mission Trails mortgage with the proceeds from a new $9,000,000 mortgage from another lender.

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

Results of Operations

Apartment project rental revenue was $7,721,000 for the first six months of 1997, an increase of 2% compared to the same period last year, primarily due to increased rental rates. Average occupancy was 94.2% for the first six months of 1997 compared to 94.7% for the first six months of 1996.

Property operating expenses increased $40,000, or 1.4%, over the first six months of 1996. Interest expense declined $134,000; however the 1996 figure included non-recurring charges for loan fees for the Mission Trails refinancing ($60,000) and corrections to the lender's 1995 interest billings for Cypress Pointe and Comanche Place ($67,000). The balance of the decrease reflects lower outstanding principal balances in the first six months of 1997 compared to the first six months of 1996. Comparative second quarter 1997 and 1996 operating results generally reflect the same trends.

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


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: August 14, 1997
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: August 14, 1997
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer