Form 10-Q
period 1997-09-30
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1997-11-14
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - September 30, 1997 and
         December 31, 1996 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the nine months ended
         September 30, 1997 and 1996 . . . . . . . . . . . .      4

         Statements of operations for the three months ended
         September 30, 1997 and 1996 . . . . . . . . . . . .      5

         Statement of changes in partners' equity (deficit)
         for the nine months ended September 30, 1997. . . .      6

         Statements of cash flows for the nine months
         ended September 30, 1997 and 1996 . . . . . . . . .      7

         Notes to Financial Statements . . . . . . . . . . .      8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     13


Part II.  Other Information . . . . . . . . . . . . . . . . .    14

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                 September 30, December 31,
                                                      1997         1996
                                                   ----------   ----------
                     ASSETS
Property, net                                     $68,884,874  $71,009,033
Cash and cash equivalents                           5,350,121    4,997,867
Accounts receivable, affiliate                        163,476      163,476
Other assets                                           92,430      127,687
                                                   ----------   ----------
                                                  $74,490,901  $76,298,063
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $58,174,662  $58,897,267
Accounts payable                                      508,242      459,065
Accounts payable, affiliate                           201,264      189,914
Accrued distributions                                 412,373      412,373
Accrued interest                                      405,810      409,605
Accrued property taxes                                739,521      596,829
Unearned rent and tenant deposits                     481,838      453,497
                                                   ----------   ----------
                                                   60,923,710   61,418,550
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       7,712,738    8,998,812
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188    6,862,188
General partners' deficit                          (1,007,735)    (981,487)
                                                   ----------   ----------
                                                   13,567,191   14,879,513
                                                   ----------   ----------
                                                  $74,490,901  $76,298,063
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
           For the nine months ended September 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Revenues:
 Rental                                           $11,622,422  $11,488,297
 Land/Lease rentals from affiliates                   495,000      495,000
 Interest                                             139,280      117,398
                                                   ----------   ----------
                                                   12,256,702   12,100,695
                                                   ----------   ----------
Expenses:
 Property operating expenses                        4,767,106    4,310,831
 Property taxes                                       914,517      920,047
 Property management fees to affiliates               347,672      343,891
 General and administrative expense                    92,795       91,343
 Interest expense                                   3,620,760    3,759,626
 Management fees to affiliates                        464,896      459,532
 Depreciation                                       2,124,159    2,124,159
                                                   ----------   ----------
                                                   12,331,905   12,009,429
                                                   ----------   ----------
Net income (loss)                                 $   (75,203) $    91,266
                                                   ----------   ----------
                                                   ----------   ----------

Net income (loss) allocated to General Partners   $    (1,504) $     1,825
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Limited Partners   $   (73,699) $    89,441
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $     (1.14) $      1.38
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
          For the three months ended September 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Revenues:
 Rental                                           $ 3,901,743  $ 3,917,205
 Land/Lease rentals from affiliates                   165,000      165,000
 Interest                                              50,843       43,910
                                                   ----------   ----------
                                                    4,117,586    4,126,155
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,815,343    1,399,229
 Property taxes                                       276,473      289,783
 Property management fees to affiliates               116,559      117,409
 General and administrative expense                    10,819        9,525
 Interest expense                                   1,212,847    1,217,514
 Management fees to affiliates                        156,068      156,688
 Depreciation                                         708,053      708,053
                                                   ----------   ----------
                                                    4,296,162    3,898,201
                                                   ----------   ----------
Net income (loss)                                $   (178,576) $   227,914
                                                   ----------   ----------
                                                   ----------   ----------

Net income (loss) allocated to General Partners   $    (3,572) $     4,558
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Limited Partners   $  (175,004) $   223,356
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $     (2.71) $      3.45
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                For the nine months ended September 30, 1997
                                (Unaudited)

                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996     $14,879,513  $ 8,998,812  $ 6,862,188  $  (981,487)

Net loss                    (75,203)     (73,699)         -0-       (1,504)

Distributions            (1,237,119)  (1,212,375)         -0-      (24,744)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
 September 30, 1997     $13,567,191  $ 7,712,738  $ 6,862,188  $(1,007,735)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
           For the nine months ended September 30, 1997 and 1996
                                (Unaudited)

                                                      1997         1996
                                                   ----------   ----------
Cash flows from operating activities:
Net income (loss)                                 $   (75,203) $    91,266
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation                                     2,124,159    2,124,159
   Change in other assets                              35,257      124,485
   Change in account receivable, affiliate                -0-      165,000
   Change in accounts payable, affiliate               11,350        8,366
   Change in accrued liabilities                      188,074      286,718
   Change in unearned rent and tenant deposits         28,341       16,318
                                                   ----------   ----------
    Total adjustments                               2,387,181    2,725,046
                                                   ----------   ----------
Net cash provided by operating activities           2,311,978    2,816,312
                                                   ----------   ----------

Cash flows from financing activities:
 Proceeds from mortgage loan payable                      -0-    9,000,000
 Mortgage loan principal amortization                (722,605)    (739,808)
 Other mortgage loan repayments                           -0-   (8,882,482)
 Distributions to partners                         (1,237,119)  (1,237,119)
                                                   ----------   ----------
Net cash used in financing activities              (1,959,724)  (1,859,409)
                                                   ----------   ----------

Net increase in cash and cash equivalents             352,254      956,903
Cash and cash equivalents, beginning of period      4,997,867    4,151,047
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 5,350,121  $ 5,107,950
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The September 30, 1997 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the nine months ended September 30, 1997 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1996.

NOTE B - PROPERTY

Property is comprised of the following:

                                   September 30, 1997  December 31, 1996
                                   -------------------------------------
Apartment buildings                  $ 77,245,362        $ 77,245,362
Equipment                               4,937,209           4,937,209
Land                                   17,147,732          17,147,732
Land held for lease                     2,479,098           2,479,098
                                      -----------         -----------
                                      101,809,401         101,809,401
Less: Accumulated depreciation        (32,924,527)        (30,800,368)
                                      -----------         -----------
                                     $ 68,884,874        $ 71,009,033
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the nine months ended September 30, 1997 and 1996.


                                                 1997           1996
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $232,448       $229,766
 Special distribution                          188,748        186,066
 Administrative expense reimbursements          43,700         43,700
                                               -------        -------
                                              $464,896       $459,532
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $347,672       $343,891
                                               -------        -------
                                               -------        -------

Accrued to the Partnership:
  Ground rent on Land/Leases                  $495,000       $495,000
                                               -------        -------
                                               -------        -------

Accruals of $162,068 and $152,782 for the supervisory management fee, special distribution and administrative expense reimbursements and $39,196 and $37,132 for property management fees were outstanding at September 30, 1997 and December 31, 1996, respectively. Ground rent of $163,476 was receivable from affiliates of the Spanos General Partner at September 30, 1997 and December 31, 1996. General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at September 30, 1997.

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

By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes and Bottner cases, by order dated June 8, 1994, the Connelly case, and by order dated April 7, 1995, the Adams case, were transferred to a single judge of the United States District Court for the Southern District of New York and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act ("RICO") statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third- party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits, and compensation received by defendants as a result of their unlawful acts; and costs and disbursements of the action. On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes and Bottner) amended to conform to the allegations of the consolidated complaint. On August 9, 1995 the Bache General Partner, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. On November 20, 1995, the court gave final approval to the settlement, dismissed the Kinnes and Bottner actions, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. By orders entered August 12, 1996 and October 25, 1996, respectively, the Adams and Connelly cases were dismissed as to the Bache General Partner, PSI and the other Prudential defendants. The full amount due under the settlement agreement has been paid. The consolidated action as well as the Adams and Connelly cases remain pending against nonsettling defendants, including the Spanos General Partner and certain of its affiliates. The Partnership is not named a defendant in the consolidated complaint and the action is not expected to have a material effect on the Partnership's financial statements; accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplated, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. Pursuant to the settlement, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

NOTE E - SUBSEQUENT EVENT

The Partnership paid third quarter cash distributions of $404,125 to the Unitholders and $8,248 to the General Partners in November 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $5,350,000 at September 30, 1997. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $2,312,000 in the first nine months of 1997, of which $263,000 reflects timing differences related to current assets and liabilities. Of the balance, $723,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $1,237,000 was paid in cash distributions, and $89,000 was retained. Cash flows from financing activities for the nine months ended
September 30, 1996 reflects the repayment of the $8,882,000 balance of the Mission Trails mortgage with the proceeds from a new $9,000,000 mortgage from another lender.

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

Results of Operations

Apartment project rental revenue was $11,622,000 for the first nine months of 1997, an increase of 1.2% compared to the same period last year, primarily due to increased rental rates. Average occupancy was 94.3% for the first nine months of 1997 compared to 95% for the first nine months of 1996.

Property operating expenses increased $456,000, or 10.6%, over the first nine months of 1996. Operating expenses excluding major repairs and furnished unit expense increased $240,000 or approximately 6.6% over the first nine months of 1996. Expense categories showing the greatest increases were payroll costs, up $114,000 or 11.2%, and maintenance, up $90,000 or 7.7% reflecting the generally higher costs of operating an aging property portfolio. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) increased to $670,000 for the first nine months of 1997 compared to $419,000 for the same period last year. Furnished unit expense declined $36,000 over the first nine months of 1996, reflecting lower furnished unit rentals.

Interest expense declined $139,000; however the 1996 figure included non-recurring charges for loan fees for the Mission Trails refinancing ($60,000) and corrections to the lender's 1995 interest billings for Cypress Pointe and Comanche Place ($67,000). The balance of the decrease reflects lower outstanding principal balances in the first nine months of 1997 compared to the first nine months of 1996. Comparative third quarter 1997 and 1996 operating results generally reflect the same trends.

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


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: November 14, 1997
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: November 14, 1997
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer