Form 10-K405/A
period 1996-12-31
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1998-02-27
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                  FORM 10-K/A

                                AMENDMENT NO. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED
              DECEMBER 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                             COMMISSION FILE NUMBER
                                    0-16861

                         PRUDENTIAL-BACHE/A.G. SPANOS
                        GENESIS INCOME PARTNERS L.P., I

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                94-3028296
       (STATE OR OTHER JURISDICTION OF                  (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)
                          ___________________________

              1341 WEST ROBINHOOD, SUITE B-9, STOCKTON, CA  95207
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)
      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (209) 478-0140

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                 ON WHICH REGISTERED
 -------------------                                 -------------------
      NONE                                                   NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

               DEPOSITORY UNITS OF LIMITED PARTNERSHIP INTERESTS
               -------------------------------------------------
                                (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No_____
                                             -----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                               TABLE OF CONTENTS

                                                                                                           PAGE
PART I        ............................................................................................   2
  Item 1.     Business....................................................................................   2
  Item 2.     Properties..................................................................................   4
  Item 3.     Legal Proceedings...........................................................................   6
  Item 4.     Submission of Matters to a Vote of Security Holders.........................................   6
PART II       ............................................................................................   6
  Item 5.     Market for Partnership's Depository Units of Limited Partnership
              Interest and Related Security Holder Matters................................................   6
  Item 6.     Selected Financial Data.....................................................................   7
  Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......   7
  Item 8.     Financial Statements and Supplementary Data.................................................  10
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........  25
PART III      ............................................................................................  26
  Item 10.    Directors and Executive Officers of the Registrant..........................................  26
  Item 11.    Executive Compensation......................................................................  28
  Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................  28
  Item 13.    Certain Relationships and Related Transactions..............................................  29
PART IV       ............................................................................................  31
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................  31

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

Item 2.      Properties

The Partnership owned the nine Properties described below at March 1, 1997:

                                Location              Purchase    Mortgage
                                                        Date      Holder
Apartment Projects (1):
Le Parc Apartments:             Marietta, Georgia       06/03/87   Great
a 188-unit, midrise             (suburb of                         Western
apartment complex located       Atlanta)                           Bank (3)
on approximately 8 acres.

Casa de Fuentes Apartments:     Overland Park,          07/02/87   Wells Fargo
a 288-unit, garden apartment    Kansas (suburb                     Bank (4)
complex located on              of Kansas City)                    (successor
approximately 30 acres.                                            to Great
                                                                   American
                                                                   First
                                                                   Savings)

MacArthur Park Apartments:      Las Colinas,            10/01/87   Mellon
a 276-unit, garden apartment    Texas                              Mortgage
complex located on              (suburb of                         (5)
approximately 13 acres.         Irving/Dallas)                     (successor
                                                                   to American
                                                                   Savings
                                                                   Bank)

Cypress Pointe Apartments:      Louisville,             10/01/87   GE Capital
a 444-unit, garden apartment    Kentucky                           (6)
complex located on
approximately 33 acres.

Comanche Place Apartments:      Overland Park,          12/04/87   Wells Fargo
a 306-unit, garden apartment    Kansas (suburb                     Bank (4)
complex located on              of Kansas City)                    (successor
approximately 29 acres.                                            to Great
                                                                   American
                                                                   First
                                                                   Savings)

Chelsea Park Apartments:        Norcross, Georgia       03/25/88   Great
a 376-unit, garden apartment    (suburb of                         Western
complex located on              Atlanta)                           Bank (3)
approximately 31 acres.

Mission Trails Apartments:      San Diego,              08/12/88   Union Bank
a 208-unit, garden apartment    California                         (4)
complex located on
approximately 5 acres.

Land Leases (2):

Cameron Creek Apartments:       Fort Worth, Texas       10/01/87   Great
a land parcel of                                                   Western
approximately 20 acres upon                                        Bank (3)
which a 446-unit, garden
apartment complex has been
constructed.

Del Rio Apartments:             Albuquerque, New        12/21/87   Gibraltar
a land parcel of                Mexico                             Savings Bank
approximately 13 acres upon
which a 248-unit, garden
apartment complex has been
constructed.

                                 Average Annual Occupancy
                           1996    1995    1994    1993    1992
Apartment Projects:
Le Parc                    93.1%   96.1%   95.9%   95.4%   93.7%
Casa de Fuentes            94.8%   92.5%   91.8%   94.1%   95.2%
MacArthur Park             95.5%   95.8%   95.8%   95.4%   94.0%
Cypress Pointe             94.7%   92.0%   94.9%   95.2%   95.6%
Comanche Place             95.0%   94.5%   94.8%   93.3%   94.9%
Chelsea Park               93.9%   94.8%   95.4%   95.9%   93.1%
Mission Trails             95.6%   92.3%   92.5%   91.9%   91.0%
Land Leases:
Cameron Creek              93.2%   93.8%   94.4%   94.7%   94.0%
Del Rio                    92.0%   93.2%   94.6%   95.5%   94.8%

                             Average Annual Revenue Per Apt. Unit (7)        1996 Realty Tax Data
                           1996      1995      1994      1993      1992       Amount        Rate
Apartment Projects:
Le Parc                   $8,567    $8,381    $8,061    $7,698    $7,368      $109,736     1.3060%
Casa de Fuentes           $6,683    $6,389    $6,295    $6,514    $6,097      $185,562     1.7051%
MacArthur Park            $7,468    $7,152    $6,867    $6,463    $6,309      $266,703     2.4330%
Cypress Pointe            $6,520    $5,944    $5,954    $5,476    $5,386      $174,114     1.1350%
Comanche Place            $6,760    $6,474    $6,217    $5,852    $5,718      $144,564     1.3030%
Chelsea Park              $7,391    $7,201    $6,457    $5,905    $5,755      $210,667     1.4380%
Mission Trails            $9,467    $9,044    $9,145    $8,818    $8,949      $154,362     1.1186%
Land Leases:
Cameron Creek                 (8)       (8)       (8)       (8)       (8)          (10)       (10)
Del Rio                       (9)       (9)       (9)       (9)       (9)          (10)       (10)

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

(4) Loan may be prepaid without charge at any time unless the Partnership has elected for interest to be computed based on a LIBOR fixing, in which case prepayment must be accompanied by a yield maintenance prepayment charge.

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

(10) The ground leases are triple-net, with the tenant responsible for payment of all property taxes. Property taxes and tax rate for 1996 for Cameron Creek were $398,670 and 3.2066%, respectively, and for Del Rio, $90,231 and 1.2140%, respectively.

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

                                     PART II

Item 5. Market for Partnership's Depository Units of Limited Partnership Interest and Related Security Holder Matters

The Partnership had four limited partners as of March 3, 1997: Residential Portfolio Depository Corp. (the "Assignor Limited Partner"), a wholly owned subsidiary of AGS Financial Corporation, and three affiliates of the Spanos General Partner which are holders of Special Limited Partnership Interests ("Special Interests"). The Assignor Limited Partner has transferred and assigned to the Unitholders all of the Assignor Limited Partner's rights and interest in and to the assigned Limited Partnership Interests, except for record ownership and the right to vote directly on matters submitted to the Limited Partners and Unitholders for a vote. There were 3,338 Unitholders as of March 3, 1997.

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

Item 6.  Selected Financial Data (a)
                                                                    For the year ended December 31,
                                                     1996           1995          1994           1993            1992
Total revenues (excluding gain on
  disposition of property)                        $16,129,902   $14,988,762    $15,534,333   $ 15,568,580    $ 15,104,663
Gain (loss) on disposition of property                     --            --    $ 3,874,238      ($326,682)             --
Interest expense                                  $ 4,960,498   $ 4,767,362    $ 4,999,648   $  5,611,979    $  6,506,167
Provision for loss on impairment of
  assets (b)                                               --            --             --             --    $    570,748
Net income (loss)                                 $   247,518     ($799,735)   $ 3,282,153    ($1,725,161)    ($3,062,704)
Net income (loss) per Unit                        $      3.75       ($12.12)   $     49.74        ($26.15)        ($46.42)
Net income (loss) per Special Interest                     --            --             --             --              --
Cash distributions per Unit (c)                   $     25.00   $     25.00    $    111.78   $      50.21    $      20.00
Cash distributions per Special Interest                    --            --    $     86.78   $      27.71              --
Total assets                                      $76,298,063   $78,463,093    $81,851,130   $ 94,299,558    $100,151,010
Mortgage loans payable                            $58,897,267   $59,764,780    $60,877,063   $ 68,372,936    $ 69,115,583

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

                                              1996          1995           1994
Revenue:
     Apartment project rental              $15,307,834   $14,598,620    $14,099,689
     Land/lease rental                         660,000       240,000        240,000
     Interest income                           162,068       150,142        104,341
                                           -----------   -----------    -----------
                                            16,129,902    14,988,762     14,444,030
                                           -----------   -----------    -----------

Expenses:
     Property operating expenses             5,707,050     5,720,062      4,785,245
     Property taxes                          1,221,069     1,244,270      1,214,905
     Property management fees                  457,754       438,068        423,022
     General and administrative                 91,487        99,511        123,065
     Interest expense                        4,960,498     4,767,362      4,721,878
     Management fees to general partner        612,314       583,944        563,988
     Depreciation                            2,832,212     2,935,280      3,372,517
                                           -----------   -----------    -----------
Net income (loss)                          $   247,518   $  (799,735)   $  (760,590)
                                           ===========   ===========    ===========

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

Item 8.  Financial Statements and Supplementary Data

                                                                                 Page

Independent Auditors' Report                                                      11

Balance sheets at December 31, 1996 and 1995                                      12

Statements of operations for the years ended December 31, 1996, 1995 and 1994     13

Statements of changes in partners' equity (deficit) for the years ended
 December 31, 1996, 1995 and 1994                                                 14

Statements of cash flows for the years ended December 31, 1996, 1995 and 1994     15

Notes to financial statements                                                     16

Schedule to financial statements                                                  37

                          INDEPENDENT AUDITORS' REPORT

General and Limited Partners
Prudential-Bache/A.G. Spanos
Genesis Income Partners, L.P., I:

We have audited the accompanying balance sheets of Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I (a limited partnership) (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule of the Partnership listed at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

Deloitte & Touche, LLP
San Francisco, California
February 21, 1997

          PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                               1996           1995
                                           -----------    -----------
             ASSETS
Property, net                              $71,009,033    $73,841,245
Cash and cash equivalents                    4,997,867      4,151,047
Accounts receivable, affiliate                 163,476        328,476
Other assets                                   127,687        142,325
                                           -----------    -----------
                                           $76,298,063    $78,463,093
                                           -----------    -----------

LIABILITIES AND PARTNERS' EQUITY
 (DEFICIT)
Liabilities:
Mortgage loans payable                     $58,897,267    $59,764,780
Accounts payable                               459,065        502,389
Accounts payable, affiliate                    189,914        187,329
Distributions payable                          412,373        412,373
Accrued interest                               409,605        398,296
Accrued property taxes                         596,829        465,828
Unearned rent and tenant deposits              453,497        450,611
                                           -----------    -----------
                                            61,418,550     62,181,606
                                           -----------    -----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
 authorized and outstanding)                 8,998,812     10,372,744
Special limited partners' equity
 (7,749.5 units authorized and
 outstanding)                                6,862,188      6,862,188
General partners' deficit                     (981,487)      (953,445)
                                           -----------    -----------
                                            14,879,513     16,281,487
                                           -----------    -----------
                                           $76,298,063    $78,463,093
                                           ===========    ===========

See notes to financial statements.

          PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                1996           1995            1994
                                            -----------    -----------     -----------
Revenues:
Rental                                      $15,307,834    $14,598,620     $15,189,992
Land/Lease rentals from affiliates              660,000        240,000         240,000
Gain on disposition of property                     -0-            -0-       3,874,238
Interest                                        162,068        150,142         104,341
                                            -----------    -----------     -----------
                                             16,129,902     14,988,762      19,408,571
                                            -----------    -----------     -----------
Expenses:
Property operating expenses                   5,707,050      5,720,062       5,118,615
Property taxes                                1,221,069      1,244,270       1,259,776
Property management fees to affiliates          457,754        438,068         455,015
General and administrative expense               91,487         99,511         123,065
Interest expense                              4,960,498      4,767,362       4,999,648
Management fees to affiliates                   612,314        583,944         607,600
Depreciation                                  2,832,212      2,935,280       3,562,699
                                            -----------    -----------     -----------
                                             15,882,384     15,788,497      16,126,418
                                            -----------    -----------     -----------
Net income (loss)                           $   247,518    $  (799,735)    $ 3,282,153
                                            ===========    ===========     ===========
Net income (loss) allocated to General
 Partners                                   $     4,950    $   (15,995)    $    65,643
                                            ===========    ===========     ===========
Net income (loss) allocated to Limited
 Partners                                   $   242,568    $  (783,740)    $ 3,216,510
                                            ===========    ===========     ===========
Net income (loss) allocated to Special
 Limited Partners                           $       -0-    $       -0-     $       -0-
                                            ===========    ===========     ===========
Net income (loss) per unit of limited
 partnership interest                       $      3.75    $    (12.12)    $     49.74
                                            ===========    ===========     ===========

See notes to financial statements.

          PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

              STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                     Special
                                                                  Limited            Limited              General
                                              Total               Partners           Partners             Partners
                                            -----------         -----------         ----------           ---------
Partners' equity (deficit)-
December 31, 1993                           $23,510,518         $16,784,631         $7,534,746           $(808,859)
Net income                                    3,282,153           3,216,510                -0-              65,643
Distributions                                (8,061,957)         (7,228,157)          (672,558)           (161,242)
                                            -----------         -----------         ----------           ---------

Partners' equity (deficit)-
December 31, 1994                            18,730,714          12,772,984          6,862,188            (904,458)
Net loss                                       (799,735)           (783,740)               -0-             (15,995)
Distributions                                (1,649,492)         (1,616,500)               -0-             (32,992)
                                            -----------         -----------         ----------           ---------

Partners' equity (deficit)-
December 31, 1995                            16,281,487          10,372,744          6,862,188            (953,445)
Net income                                      247,518             242,568                -0-               4,950
Distributions                                (1,649,492)         (1,616,500)               -0-             (32,992)
                                            -----------         -----------         ----------           ---------
Partners' equity (deficit)-
December 31, 1996                           $14,879,513         $ 8,998,812         $6,862,188           $(981,487)
                                            ===========         ===========         ==========           =========

See notes to financial statements.

          PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                      1996           1995           1995
                                                                  -----------    -----------    ------------
Cash flows from operating activities:
Net income (loss)                                                 $   247,518   $  (799,735)    $  3,282,153
                                                                  -----------   -----------     ------------
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
     Depreciation                                                   2,832,212     2,935,280        3,562,699
     Gain on disposition of property                                      -0-           -0-       (3,874,238)
     Decrease in other assets                                          14,638        16,987           46,958
     Decrease in account receivable,
      affiliate                                                       165,000       145,802          470,479
     Increase (decrease) in accounts
      payable, affiliate                                                2,585         8,123          (29,495)
     Increase (decrease) in accounts
      payable                                                         (43,324)      105,362          (36,897)
     Increase (decrease) in accrued
      interest                                                         11,309         3,615          (58,395)
     Increase in accrued property taxes                               131,001        42,453           20,295
     Increase (decrease) in unearned
     rent and tenant deposits                                           2,886        13,920          (68,259)
                                                                  -----------   -----------     ------------
     Total adjustments                                              3,116,307     3,271,542           33,147
                                                                  -----------   -----------     ------------
Net cash provided by operating
 activities                                                         3,363,825     2,471,807        3,315,300
                                                                  -----------   -----------     ------------
Cash flows from investing activities:
     Sale of properties                                                   -0-           -0-       12,219,264
     Land/lease payments                                                  -0-       372,498          483,525
                                                                  -----------   -----------     ------------
Net cash provided by investing
 activities                                                               -0-       372,498       12,702,789
                                                                  -----------   -----------     ------------
Cash flows from financing activities:
     Proceeds from mortgage loan payable                            9,000,000           -0-              -0-
     Mortgage loan principal
      amortization                                                   (924,033)     (978,940)        (946,283)
     Other mortgage loan repayments                                (8,943,480)     (133,343)      (6,549,590)
     Distributions to partners                                     (1,649,492)   (1,649,492)      (8,061,957)
                                                                  -----------   -----------     ------------
Net cash used in financing activities                              (2,517,005)   (2,761,775)     (15,557,830)
                                                                  -----------   -----------     ------------
Net increase in cash and cash
 equivalents                                                          846,820           -0-              -0-
Cash and cash equivalents,
beginning of period                                                 4,151,047           -0-              -0-

                                                                  -----------   -----------     ------------
Cash and cash equivalents, end of period                          $ 4,997,867   $       -0-     $  2,084,946
                                                                  ===========   ===========     ============

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

Income Taxes

No provision has been made for federal or state income taxes (or credits) since such items are the responsibility of the partners. A reconciliation of the net income (loss) in the financial statements to the net taxable loss is set forth below:

                                                                1996         1995          1994
Net income (loss) per financial statements                   $247,518      $(799,735)   $ 3,282,153
Land/Lease revenue accounted for as a                             -0-        420,000        483,525
 reduction of recorded carrying amount
Book income in excess of tax loss on sale of
 property                                                         -0-            -0-     (4,745,037)
Cancellation of debt recognized as                                -0-            -0-        319,663
 income for tax purposes, net of
 interest expense adjustment
Loan fee amortization and interest expense
 adjustment                                                   (49,365)        49,204            -0-
Unearned rent and non refundable deposits                     (15,046)         8,627         (1,322)
recognized as income for tax
 purposes when received
                                                             --------      ---------    -----------
Net taxable loss                                             $183,107      $(321,904)   $  (661,018)
                                                             ========      =========    ===========

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

NOTE B -      PROPERTY

Property is comprised of the following at December 31, 1996 and 1995:

                                        1996            1995

Apartment buildings                 $ 77,245,362    $ 77,245,362
Equipment                              4,937,209       4,937,209
Land                                  17,147,732      17,147,732
Land held for lease                    2,479,098       2,479,098
                                    ------------    ------------
                                     101,809,401     101,809,401
Less: Accumulated depreciation       (30,800,368)    (27,968,156)
                                    ------------    ------------
                                    $ 71,009,033    $ 73,841,245
                                    ============    ============

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


Property Pledged as                                                                                   Final
Collateral                                            Obligation      Obligation       Interest      Maturity
                                                      at 12/31/96     at 12/31/95        Rate         Date
                                                     -----------     -----------      --------      --------
Le Parc Apartments                                      7,494,808       7,669,581          7.25%      06/01/16
Marietta,  Georgia
Casa de Fuentes Apartments                              7,160,608       7,262,608          8.16%      11/01/97
Overland Park, Kansas
MacArthur Park Apartments                               6,481,910       6,592,475          8.00%      02/01/01
Irving, Texas
Cypress Pointe Apartments                              11,171,607      11,264,637         10.02%      05/31/99
Louisville, Kentucky
Comanche Place Apartments                               7,791,262       7,902,262          8.16%      11/01/97
Overland Park, Kansas
Chelsea Park Apartments                                 9,900,202      10,102,585          7.33%      06/01/17
Norcross, Georgia
Mission Trails Apartments                               8,896,870       8,970,632          8.13%      03/01/00
San Diego, California
                                                       ----------      ----------
                                                       58,897,267      59,764,780
                                                       ==========      ==========


Property Pledged as                                      Monthly      Principal      Estimated
Collateral                                               Payment      Due During      Balloon
                                                          Terms          1997         Payment
                                                         -------      ----------     ---------
Le Parc Apartments                                         61,190        187,865            N/A
Marietta,  Georgia
Casa de Fuentes Apartments                                 58,886      7,160,608      7,076,000
Overland Park, Kansas
MacArthur Park Apartments                                  47,144         67,725      5,942,000
Irving, Texas
Cypress Pointe Apartments                                 101,480        100,962     10,917,000
Louisville, Kentucky
Comanche Place Apartments                                  64,133      7,791,262      7,698,000
Overland Park, Kansas
Chelsea Park Apartments                                    78,041        217,733            N/A
Norcross, Georgia
Mission Trails Apartments                                  72,651        123,756      8,443,000
San Diego, California
                                                       ----------      ----------
                                                          483,525      15,649,911
                                                       ==========      ==========

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

Aggregate maturities of mortgage loans payable for each of the five years ending December 31, 2001 and thereafter are as follows:

              1997            $15,649,911
              1998                744,842
              1999             11,631,357
              2000              9,116,079
              2001              6,717,869
              Thereafter       15,037,209
                              -----------
                              $58,897,267
                              ===========

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

                                             1996       1995       1994

Supervisory management fee                 $306,157   $291,972   $303,800
Special distribution                        259,299    245,114    256,942
Administrative expense reimbursements        46,858     46,858     46,858
                                           --------   --------   --------
                                           $612,314   $583,944   $607,600
                                           ========   ========   ========

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

ALEX G. SPANOS, age 73, has been Chairman of the Board of AGS Financial Corporation since its founding in 1981. In addition, he serves as Chairman of the Board or President of each of the other Spanos companies and owns a controlling interest in the San Diego Chargers, a professional football team. Mr. Spanos founded the combined Spanos organizations in the early 1960's and has been the driving force behind the development of approximately 60,000 apartments and over 3 million square feet of office space. Mr. Spanos maintains close contact with the key executives of each of his companies and lends his judgment and experience to all major land acquisitions, development and property financing decisions, and the investment activities of AGS Financial Corporation. Mr. Spanos attended the University of the Pacific.

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

As of March 3, 1997, the individual directors and the directors and officers, as a group, of AGS Financial Corporation and A.G. Spanos Realty, Inc., the general partners of the Spanos General Partner, beneficially owned shares of the common stock of AGS Financial Corporation and A.G. Spanos Realty, Inc. as follows:

                                             AGS Financial Corporation     A.G. Spanos Realty, Inc.
Name                                          Shares        % of Class      Shares      % of Class
Alex G. Spanos                                   -0-          0-             20            100%
Dean A. Spanos                                 1,000          10%
Barry L. Ruhl                                  1,000          10%
Michael A. Spanos                              1,000          10%
All directors and officers as a group
(8 persons)                                    9,000(1)       90%            20            100%

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


Property        Lessee                          Termination Date(1)   Annual Rent (2)(3)
Cameron Creek   A.G. Spanos Construction, Inc.      10/01/2012          $420,000
Del Rio         A.G. Spanos Construction, Inc.      12/21/2012          $240,000

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

Recipient                       Capacity in            Form of Compensation                      Cash
                                Which Served                                             Compensation
Spanos General Partner          General Partner        Supervisory Management Fee(1)         $306,157

Bache General Partner           General Partner        Special Distribution(2)                259,299

A.G. Spanos Management Inc.     Property Manager       Property Management Fees(3)            457,754

General Partners                General Partner        Cash from Operations(4)                 32,992

Bache General Partner           General Partner        Expense Reimbursements                 457,754

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1)  Financial Statements:

          See Index to Financial Statements and Schedule on page 14.

       (2)  Financial Statement Schedule:

          III. Real Estate and Accumulated Depreciation, page 37.

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

       42 4(e) Amendments No. 7 through 13 dated December 4 and 18, 1987 and
               February 1, March 8 and 25, April 27 and August 12, 1988, respectively, to the Amended and Restated Agreement of Limited Partnership of

               Registrant, incorporated by reference to Exhibit 4(e) of the Annual Report on Form 10-K dated December 31, 1988, File No. 33-9139.

          27   Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I (Registrant)

By:  Prudential-Bache Properties, Inc.
     A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                       Date: February 27, 1998
         -----------------------------------
          Brian J. Martin
          Chairman of the Board of Directors and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following person on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By:  Prudential-Bache Properties, Inc.

     A Delaware corporation, General Partner

     By: /s/ Brian J. Martin                       Date: February 27, 1998
         -----------------------------------
          Brian J. Martin
          Chairman of the Board of Directors and Director
          (Principal Executive Officer)

     By: /s/ Barbara J. Brooks                     Date: February 27, 1998
         -----------------------------------
          Barbara J. Brooks
          Vice President-Finance and Chief Financial Officer
          (Principal Financial Officer)


     By: /s/ Nathalie P. Maio                      Date: February 27, 1998
         -----------------------------------
          Nathalie P. Maio
          Director

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I (Registrant)

By:  A.G. Spanos Residential Partners-86, A California Limited Partnership

     General Partner

     By:  AGS Financial Corporation, a general partner


           By: /s/ Arthur J. Cole                     Date: February 27, 1998
               ------------------------------
               Arthur J. Cole
               President
               (Principal Accounting Officer)


     By:  A.G. Spanos Realty, Inc., a general partner


          By: /s/ Arthur J. Cole                      Date: February 27, 1998
              --------------------------------
              Arthur J. Cole
              Vice President

RESIDENTIAL PORTFOLIO DEPOSITORY CORP. (Registrant as to the issuance of Depository Receipts with respect to the Assigned Limited Partnership Interests)


     By: /s/ Arthur J. Cole                        Date: February 27, 1998
         -----------------------------------
          Arthur J. Cole
          Vice President

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to report has been signed below by the following person on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By:  A.G. Spanos Residential Partners-86, A California Limited Partnership

     General Partner

     By:  AGS Financial Corporation, a general partner


     By: /s/ Alex G. Spanos                       Date: February 27, 1998
         -----------------------------------
          Alex G. Spanos
          Chairman of the Board of Directors


     By: /s/ Dean A. Spanos                       Date: February 27, 1998
         -----------------------------------
          Dean A. Spanos
          Vice Chairman and Director


     By: /s/ Michael A. Spanos                    Date: February 27, 1998
         -----------------------------------
          Michael A. Spanos
          Director


     By: /s/ Barry L. Ruhl                        Date: February 27, 1998
         -----------------------------------
          Barry L. Ruhl
          Director


     By: /s/ Arthur J. Cole                       Date: February 27, 1998
         -----------------------------------
          Arthur J. Cole
          President and Director
          (Principal Executive Officer)


     By: /s/ Jeremiah T. Murphy                   Date: February 27, 1998
         -----------------------------------
          Jeremiah T. Murphy
          Executive Vice President and Chief Financial Officer
          (Principal Financial and Accounting Officer)

                                   SIGNATURES

By:  A.G. Spanos Realty, Inc., a general partner


     By: /s/ Alex G. Spanos                       Date: February 27, 1998
         -----------------------------------
          Alex G. Spanos
          President and Director (Principal Executive Officer)


     By: /s/ Dean A. Spanos                       Date: February 27, 1998
         -----------------------------------
          Dean A. Spanos
          Executive Vice President and Director


     By: /s/ Michael A. Spanos                    Date: February 27, 1998
         -----------------------------------
          Michael A. Spanos
          Executive Vice President and Director


     By: /s/ Barry L. Ruhl                        Date: February 27, 1998
         -----------------------------------
          Barry L. Ruhl
          Executive Vice President and Director


     By: /s/ Jeremiah T. Murphy                   Date: February 27, 1998
         -----------------------------------
          Jeremiah T. Murphy
          Vice President (Principal Financial and Accounting Officer)

Residential Portfolio Depository Corp.


     By: /s/ Alex G. Spanos                       Date: February 27, 1998
         -----------------------------------
          Alex G. Spanos
          Director, President and Chief Financial Officer
          (Principal Executive, Financial and Accounting Officer


     By: /s/ Dean A. Spanos                       Date: February 27, 1998
         -----------------------------------
          Dean A. Spanos
          Director


     By: /s/ Jeremiah T. Murphy                   Date: February 27, 1998
         -----------------------------------
          Jeremiah T. Murphy
          Director

          PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

Column A                                                Column B                Column C
Description (Note 1)                                Land       Bldgs. &      Imps   Carrying     Land
                                                                  Equip               Cost

Apartment Projects:
Le Parc Marietta, GA                                1,865,589   12,069,597    -0-        -0-    1,290,008
Casa de Fuentes
Overland Park, KS                                   2,320,250   11,016,653    -0-        -0-    2,120,968
MacArthur Park Irving, TX                           2,945,824    9,482,602    -0-        -0-    2,249,379
Cypress Pointe
Louisville, KY                                      3,351,303   15,552,843    -0-        -0-    2,315,883
Comanche Place
Overland Park, KS                                   2,298,429   12,558,324    -0-        -0-    1,509,771
Chelsea Park
Chamblee, GA                                        3,945,526   14,157,150    -0-        -0-    2,991,645
Mission Trails
San Diego, CA                                       5,411,288   10,398,770    -0-        -0-    4,670,078
Land Leases:
Cameron Creek
Fort Worth, TX                                      3,508,024          -0-    -0-        -0-    1,887,173
Del Rio
Albuquerque, NM                                     2,004,585          -0-    -0-        -0-    2,004,585
                                                   ----------   ----------    ---        ---   ----------
                                                   27,650,818   85,235,939    -0-        -0-   21,039,490
                                                   ==========   ==========    ===        ===   ==========

Column A                                          Column D                   Column E       Column F      Column G
Description (Note 1)                              Building &   Total Note 2  Accumulated     Date of        Date
                                                  equipment                  Depr. (Note 4)    Con-       Acquired
                                                                                             struction
Apartment Projects:
Le Parc Marietta, GA                              9,907,346    11,197,354     4,040,052         1986      06/03/87
Casa de Fuentes
Overland Park, KS                                10,343,379    12,464,347     4,098,207         1986      07/02/87
MacArthur Park Irving, TX                         9,375,318    11,624,697     3,395,362         1985      10/01/87
Cypress Pointe
Louisville, KY                                   15,351,195    17,667,078     5,916,896         1986      10/01/87
Comanche Place
Overland Park, KS                                12,368,550    13,878,321     4,607,164         1987      12/04/87
Chelsea Park
Chamblee, GA                                     14,194,635    17,186,280     5,213,192         1986      03/25/88
Mission Trails
San Diego, CA                                    10,642,148    15,312,226     3,529,495         1987      08/12/88
Land Leases:
Cameron Creek
Fort Worth, TX                                          -0-     1,887,173           -0-         1985      10/01/87
Del Rio
Albuquerque, NM                                         -0-     2,004,585           -0-         1985      12/21/87
                                                 ----------   -----------    ----------
                                                 82,182,571   103,222,061    30,800,368
                                                 ==========   ===========    ==========

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

Note 2 - Reconciliation of real estate:

                                               1996           1995           1994
Balance at beginning of period             $103,222,061   $103,594,559   $118,358,639
Additions during period:
 Acquisitions                                       -0-            -0-            -0-
                                           ------------   ------------   ------------
                                            103,222,061    103,594,559    118,358,639
Deductions during period:
 Dispositions                                       -0-            -0-     14,280,575
 Land/Lease revenue accounted for                   -0-        372,498        483,505
  as a recovery of recorded
  carrying amount
                                           ------------   ------------   ------------
Balance at close of period                  103,222,061    103,222,061    103,594,559
                                           ============   ============   ============

Note 3 - The aggregate cost of real estate for federal income tax purposes is $103,816,029.

Note 4 - Reconciliation of accumulated depreciation:

                                                1996           1995           1994
Balance at beginning of period               27,968,156     25,032,876     23,951,356
Additions during period:
 Depreciation                                 2,832,212      2,935,280      3,562,699
                                             30,800,368     27,968,156     27,514,055
Deductions during period:
 Dispositions                                       -0-            -0-      2,481,179
                                           ------------   ------------   ------------
Balance at close of period                   30,800,368     27,968,156     25,032,876
                                           ============   ============   ============

Note 5 - The Partnership has recorded aggregate provisions for loss on impairment of assets of $1,412,660 with respect to the Cameron Creek Land/Lease at December 31, 1996.