Form 10-K
period 1997-12-31
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1998-03-31
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

Indicate by check CK if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ CK ]


                              Page 1 of 46
                         Exhibit Index at page 39

                             TABLE OF CONTENTS


                                  Part I

Item  1. Business                                                          3
Item  2. Properties                                                        5
Item  3. Legal Proceedings                                                 7
Item  4. Submission of Matters to a Vote of Security Holders               7


                                  Part II

Item  5. Market for the Partnership's Depository Units of Limited
          Partnership Interest and Related Security Holder Matters         8
Item  6. Selected Financial Data                                          10
Item  7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11
Item  8. Financial Statements and Supplementary Data                      14
Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                            31


                                 Part III

Item 10. Directors and Executive Officers of the Registrant               32
Item 11. Executive Compensation                                           35
Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                                      36
Item 13. Certain Relationships and Related Transactions                   36


                                  Part IV

Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                             39

                                  PART I

Item 1.  Business

The Registrant, Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I (the "Partnership"), is a limited partnership formed on January 14, 1987 under Delaware law. The business of the Partnership is managed and controlled by its general partners (the "General Partners"), A.G. Spanos Residential Partners-86, a California Limited Partnership (the "Spanos General Partner") and Prudential-Bache Properties, Inc. (the "Bache General Partner"). The primary purpose of the Partnership is to acquire from affiliates of the Spanos General Partner, invest in, hold, manage, sell, dispose of, and otherwise act with respect to properties on which multi-family residential developments have been constructed. The Partnership originally invested in eight apartment properties ("Apartment Projects") and five land parcels, upon which apartment properties had been constructed, which were leased back to the seller ("Land/Leases"). The Apartment Projects and Land/Leases are collectively referred to as the "Properties." Through 1997, the Partnership had sold one Apartment Project and three Land/Leases. The remaining Properties are located in six metropolitan areas: Atlanta (two Properties), Louisville (one Property), Dallas/Fort Worth (two Properties), Kansas City (two Properties), Albuquerque (one Property) and San Diego (one Property). The Partnership will continue until December 31, 2021, unless terminated earlier under the provisions of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the litigation described in Note F to the financial statements in Item 8, Financial Statements and Supplementary Data. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The Spanos General Partner intends to file a preliminary proxy statement seeking the Limited Partners' consent to the auction sale with the Securities and Exchange Commission in early April 1998. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

Many areas, including Albuquerque, Kansas City, Dallas/Fort Worth and Atlanta have seen construction of new apartment properties increase since 1992. This has led to the emergence of market segmentation between 1980's vintage properties (such as the Partnership's) and the newer generation of apartment properties completed recently. The newer properties have a competitive advantage not only because they are new, but because many are designed with larger unit sizes, have floor plans and finishes similar to those found in single family homes, and feature more extensive amenities than do the properties built in the 1980's. To date, these newer properties generally command higher rents and have competed with each other for tenants able to pay premium rents, leaving the 1980's vintage properties to compete with each other for the next tier of apartment renters. There is a risk, however, that if overbuilding in the upper segment of the market results in lower rents, the new properties with more extensive amenities could be highly competitive with the 1980's vintage apartment product. To date, only Del Rio (a Land/Lease property located in Albuquerque) has been adversely affected by the level of new competition. Revenue there declined 7.4% from 1995 to 1996 and 7.5% from 1996 to 1997.

Within the greater housing market, the apartment sector competes with single-family homes. Thus, apartment demand can be affected by the affordability of owner-occupied housing, which can increase and decrease with changes in mortgage interest rates.

The Partnership does not segregate revenues or assets by geographic regions. Two Apartment Projects accounted for 15% or more of annual Apartment Project rental revenue in each of the prior three years: Chelsea Park (17% to 19%) and Cypress Pointe (18% to 19%). No single tenant accounted for 10% or more of the revenue for any of the three years ended December 31, 1997. The Partnership is engaged solely in the business of real estate investment; therefore, presentation of industry segment information is not applicable. The General Partners believe the Properties are adequately insured. For more information regarding the Properties, see
Item 2, Properties. For more information regarding the Partnership's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Partnership has no employees. The officers and employees of the General Partners and their affiliates perform services for the Partnership pursuant to the Partnership Agreement.

Item 2.  Properties

The Partnership owned the nine Properties described below at March 1, 1998:

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

MacArthur Park Apartments:                  Las Colinas, Texas           10/01/87    Mellon Mortgage
a 276-unit, garden apartment complex        (suburb of Irving/                       (successor to American
located on approximately 13 acres.          Dallas)                                  Savings Bank)

Cypress Pointe Apartments:                  Louisville, Kentucky         10/01/87    GE Capital (5)
a 444-unit, garden apartment complex
located on approximately 33 acres.

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

                                            5


                          Average Annual Occupancy        Average Annual Revenue Per Apt. Unit (6)   1997 Realty Tax Data
                       1997   1996   1995   1994   1993     1997    1996    1995    1994    1993      Amount     Rate
Apartment Projects:
Le Parc                93.8%  93.1%  96.1%  95.9%  95.4%   $8,728  $8,567  $8,381  $8,061  $7,698    $100,100    1.3000%
Casa de Fuentes        94.5%  94.8%  92.5%  91.8%  94.1%   $6,762  $6,683  $6,389  $6,295  $6,514    $180,621    1.5819%
MacArthur Park         96.0%  95.5%  95.8%  95.8%  95.4%   $7,850  $7,468  $7,152  $6,867  $6,463    $282,273    2.4320%
Cypress Pointe         95.4%  94.7%  92.0%  94.9%  95.2%   $6,566  $6,520  $5,944  $5,954  $5,476    $160,000    1.0430%
Comanche Place         94.8%  95.0%  94.5%  94.8%  93.3%   $6,947  $6,760  $6,474  $6,217  $5,852    $144,642    1.2121%
Chelsea Park           91.2%  93.9%  94.8%  95.4%  95.9%   $7,214  $7,391  $7,201  $6,457  $5,905    $201,877    1.3780%
Mission Trails         96.9%  95.6%  92.3%  92.5%  91.9%  $10,266  $9,467  $9,044  $9,145  $8,818    $154,343    1.1150%

Land Leases:
Cameron Creek          94.4%  93.2%  93.8%  94.4%  94.7%    (7)     (7)     (7)     (7)     (7)         (9)        (9)
Del Rio                90.7%  92.0%  93.2%  94.6%  95.5%    (8)     (8)     (8)     (8)     (8)         (9)        (9)

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

(5) Loan may be prepaid upon payment of prepayment charges of 2% and 1%, respectively, for prepayments occurring prior to June 1, 1998 and March 1, 1999.

(6) Average annual revenue per apartment unit is determined by dividing total operating revenues for the Property by the number of apartment units.

(7) Ground lease requires payments of $350,000 per year through October 1992, and $420,000 per year thereafter.

(8) Ground lease requires payments of $200,000 per year through December 1992, and $240,000 per year thereafter.

(9) The ground leases are triple-net, with the tenant responsible for payment of all property taxes.  Property taxes and tax rate for 1997 for Cameron Creek were $405,489 and 3.266%, respectively, and for Del Rio, $101,783 and
    1.219%, respectively.

                                   6

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

                                  PART II

Item 5. Market for Partnership's Depository Units of Limited Partnership Interest and Related Security Holder Matters

The Partnership had four limited partners as of March 5, 1998: Residential Portfolio Depository Corp. (the "Assignor Limited Partner"), a wholly owned subsidiary of AGS Financial Corporation, and three affiliates of the Spanos General Partner which are holders of Special Limited Partnership Interests ("Special Interests"). The Assignor Limited Partner has transferred and assigned to the Unitholders all of the Assignor Limited Partner's rights and interest in and to the assigned Limited Partnership Interests, except for record ownership and the right to vote directly on matters submitted to the Limited Partners and Unitholders for a vote. There were 3,152 Unitholders as of March 5, 1998.

A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, Unitholders may not be able to liquidate their investments in the event of an emergency or any other reason.

Distributions of cash from operations were paid to Unitholders approximately 45 days after the end of the specified quarter.
Distributions per Unit in 1996 and 1997 were as follows:

                  Quarter Ended              Distribution

              March 31, 1996                           $6.25
              June 30, 1996                            $6.25
              September 30, 1996                       $6.25
              December 31, 1996                        $6.25
              March 31, 1997                           $6.25
              June 30, 1997                            $6.25
              September 30, 1997                       $6.25
              December 31, 1997                        $6.25

Approximately $1,334,000 and $1,374,000 of the distributions paid to Unitholders for 1997 and 1996, respectively, represent a return of capital on a generally accepted accounting principle ("GAAP") basis. The return of capital on a GAAP basis is calculated as Unitholder distributions less net income, if any, allocated to Unitholders.

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

Item 6.  Selected Financial Data (a)

                                            For the year ended December 31,
                                        1997         1996         1995         1994         1993
Total revenues (excluding gain       $16,507,383  $16,129,902  $14,988,762  $15,534,333  $15,568,580
 on disposition of property)

Gain (loss) on disposition of
 property                                     --           --           --   $3,874,238    ($326,682)

Interest expense                      $4,867,527   $4,960,498   $4,767,362   $4,999,648   $5,611,979

Net income (loss)                       $288,649     $247,518    ($799,735)  $3,282,153  ($1,725,161)

Net income (loss) per Unit                 $4.37        $3.75      ($12.12)      $49.74      ($26.15)

Net income (loss) per Special
 Interest                                     --           --           --           --           --

Cash distributions per
 Unit (b)                                 $25.00        $25.00       $25.00      $111.78       $50.21

Cash distributions per
 Special Interest                             --            --           --       $86.78       $27.71

Total assets                         $73,894,386   $76,298,063  $78,463,093  $81,851,130  $94,299,558

Mortgage loans payable               $57,927,235   $58,897,267  $59,764,780  $60,877,063  $68,372,936

(a) The above selected financial data should be read in conjunction with the financial statements and the related notes (see Item 8).

(b) The cash distributions did not result in taxable income to the Unitholders.  Each Unitholder's taxable income or loss from the Partnership is equal to his allocable share of the taxable income or loss of the Partnership, without regard to the cash generated or distributed by the
    Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $5,323,000 at December 31, 1997. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplates, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The Spanos General Partner intends to file a preliminary proxy statement seeking the Limited Partners' consent to the auction sale with the Securities and Exchange Commission in early April, 1998. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

The Partnership's operating activities provided cash of $2,945,000 in 1997, of which $176,000 reflects timing differences related to current assets and liabilities. Of the balance, $970,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $1,649,000 was paid in cash distributions, and $502,000 was retained. Reported cash provided by operating activities declined $419,000 in 1997 compared to 1996, however the decrease related primarily to changes in timing differences between the two years. Cash provided by operating activities increased $892,000 in 1996 compared to 1995, principally because of improved operations of the Apartment Projects as described below and an increase in reported Land/Lease rentals which arose because certain rentals are no longer accounted for as a recovery of recorded carrying amount as described in Note B to the financial statements. (Reported cash flows from investing activities declined $372,000 from 1995 to 1996 for the same reason.) Cash flows from 1996 financing activities includes the payment of the $8,943,000 balance of the matured Mission Trails mortgage with the proceeds from a new $9,000,000 mortgage from another lender.

The Partnership's long term debt, which consists of seven real estate mortgages with respect to the remaining Apartment Projects, was $57,927,000 at December 31, 1997. This debt requires monthly installments of principal and interest of $486,000. The Apartment Projects are currently generating aggregate revenue to cover operating expenses and debt service. Five of the mortgage loans require balloon payments: Casa de Fuentes, Comanche Place and Cypress Pointe in 1999; Mission Trails in 2000; and MacArthur Park in 2001. The General Partners anticipate that the Properties securing the balloon payment mortgages will be sold or refinanced before the balloon payment due dates. If the Properties are not sold or refinanced beforehand, the Partnership would be required to refinance them when the balloon payments become due subject to then existing conditions in the real estate and mortgage financing markets or to sell the properties under terms which may not be the most favorable to the Partnership. If the Partnership were unable to complete sales or refinancings, then the lenders could institute foreclosure proceedings against the Properties.

Results of Operations

1997 Compared to 1996. Rental revenue was $15,658,000 in 1997, an increase of 2.3% compared to 1996. Revenue increased at five Apartment Projects (Le Parc, Casa de Fuentes, MacArthur Park, Comanche Place and Mission Trails) principally as a result of increased effective rental rates. Revenue was down 2.4% at Chelsea Park, principally because of lower occupancy. Revenue at Cypress Pointe was generally unchanged from 1996. Overall, the average occupancy of the Apartment Projects was 94.5% in 1997 compared to 94.7% in 1996.

Property operating expenses were $6,097,000 in 1997 compared to $5,707,000 for 1996. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) increased to $718,000 in 1997 compared to $596,000 for 1996. Furnished unit expense was down $38,000 compared to 1996, reflecting fewer furnished unit rentals in 1997. Operating expenses excluding major repairs and furnished unit expense increased $305,000 or approximately 6.3% over 1996. Expense categories showing the greatest increases were maintenance, up $131,000 or 8.6%, reflecting the generally higher costs of operating an aging property portfolio; on-site salaries, up $114,000 or 8.5%, reflecting higher personnel costs; and utilities, up $82,000 or 7.4%. Property management fees, which are 3% of property revenue, increased with the increase in revenue. Interest expense declined $93,000, primarily because of lower outstanding principal on the mortgage loans. Interest income increased because average cash balances and money market interest rates were higher in 1997.

1996 Compared to 1995. Rental revenue was $15,308,000 in 1996, an increase of 4.9% compared to 1995. Revenue increased at all seven Apartment Projects, principally as a result of increased effective rental rates.
Same Property average occupancy was 94.7% in 1996 compared to 93.8% in 1995.

Property operating expenses declined slightly from 1995 to 1996 as small decreases in maintenance expenses offset smaller increases in other operating expenses. Property taxes also declined slightly from 1995 because an appeal of the Le Parc taxes resulted in a $63,000 reduction which more than offset tax increases at the other properties. Interest expense was higher in 1996 because the interest rates on the Casa de Fuentes, Comanche Place and Mission Trails mortgages increased. Depreciation expense declined $103,000 because certain personal property assets were fully depreciated in 1995. Interest income increased because average cash balances and money market interest rates were higher in 1996.

Year 2000.

The General Partners do not expect that any costs related to year 2000 compliance will be material to the financial statements of the Partnership.

Item 8.  Financial Statements and Supplementary Data
                                                                   Page

Independent Auditors' Report                                        15

Balance sheets at December 31, 1997 and 1996                        16

Statements of operations for the years ended
  December 31, 1997, 1996 and 1995                                  17

Statements of changes in partners' equity (deficit) for the
  years ended December 31, 1997, 1996 and 1995                      18

Statements of cash flows for the years ended
  December 31, 1997, 1996 and 1995                                  19

Notes to financial statements                                     20-30

Schedule to financial statements                                   45

                       INDEPENDENT AUDITORS' REPORT

General and Limited Partners
Prudential-Bache/A.G. Spanos
Genesis Income Partners, L.P., I:

We have audited the accompanying balance sheets of Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I (a limited partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule of the Partnership listed at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
San Francisco, California

March 13, 1998

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                        December 31, 1997 and 1996

                                                      1997         1996
                                                   ----------   ----------
                     ASSETS
Property, net                                     $68,176,821  $71,009,033
Cash and cash equivalents                           5,323,329    4,997,867
Accounts receivable, affiliate                        163,476      163,476
Other assets                                          230,760      127,687
                                                   ----------   ----------
                                                  $73,894,386  $76,298,063
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $57,927,235  $58,897,267
Accounts payable                                      449,811      459,065
Accounts payable, affiliate                           203,626      189,914
Distributions payable                                 412,373      412,373
Accrued interest                                      409,443      409,605
Accrued property taxes                                453,016      596,829
Unearned rent and tenant deposits                     520,212      453,497
                                                   ----------   ----------
                                                   60,375,716   61,418,550
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       7,665,188    8,998,812
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188    6,862,188
General partners' deficit                          (1,008,706)    (981,487)
                                                   ----------   ----------
                                                   13,518,670   14,879,513
                                                   ----------   ----------
                                                  $73,894,386  $76,298,063
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
          For the years ended December 31, 1997, 1996 and 1995

                                                      1997         1996         1995
                                                   ----------   ----------   ----------
Revenues:
 Rental                                           $15,657,774  $15,307,834  $14,598,620
 Land/Lease rentals from affiliates                   660,000      660,000      240,000
 Interest                                             189,609      162,068      150,142
                                                   ----------   ----------   ----------
                                                   16,507,383   16,129,902   14,988,762
                                                   ----------   ----------   ----------
Expenses:
 Property operating expenses                        6,097,461    5,707,050    5,720,062
 Property taxes                                     1,235,151    1,221,069    1,244,270
 Property management fees to affiliates               469,310      457,754      438,068
 General and administrative expense                    90,763       91,487       99,511
 Interest expense                                   4,867,527    4,960,498    4,767,362
 Management fees to affiliates                        626,310      612,314      583,944
 Depreciation                                       2,832,212    2,832,212    2,935,280
                                                   ----------   ----------   ----------
                                                   16,218,734   15,882,384   15,788,497
                                                   ----------   ----------   ----------
Net income (loss)                                 $   288,649  $   247,518  $  (799,735)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

Net income (loss) allocated to General Partners   $     5,773  $     4,950  $   (15,995)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net income (loss) allocated to Limited Partners   $   282,876  $   242,568  $  (783,740)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-  $       -0-
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $      4.37  $      3.75  $    (12.12)
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
          For the years ended December 31, 1997, 1996 and 1995


                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1994     $18,730,714  $12,772,984  $ 6,862,188  $  (904,458)

Net loss                   (799,735)    (783,740)         -0-      (15,995)

Distributions            (1,649,492)  (1,616,500)         -0-      (32,992)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995      16,281,487   10,372,744    6,862,188     (953,445)

Net income                  247,518      242,568          -0-        4,950

Distributions            (1,649,492)  (1,616,500)         -0-      (32,992)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996      14,879,513    8,998,812    6,862,188     (981,487)

Net income                  288,649      282,876          -0-        5,773

Distributions            (1,649,492)  (1,616,500)         -0-      (32,992)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1997     $13,518,670  $ 7,665,188  $ 6,862,188  $(1,008,706)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
          For the years ended December 31, 1997, 1996 and 1995

                                                      1997         1996         1995
                                                   ----------   ----------   -----------
Cash flows from operating activities:
Net income (loss)                                 $   288,649  $   247,518  $  (799,735)
                                                   ----------   ----------   -----------
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation                                     2,832,212    2,832,212    2,935,280
   (Increase) decrease in other assets               (103,073)      14,638       16,987
   Decrease in account receivable, affiliate              -0-      165,000      145,802
   Increase in accounts payable, affiliate             13,712        2,585        8,123
   (Decrease) increase in accounts payable             (9,254)     (43,324)     105,362
   (Decrease) increase in accrued interest               (162)      11,309        3,615
   (Decrease) increase in accrued property taxes     (143,813)     131,001       42,453
   Increase in unearned rent and tenant deposits       66,715        2,886       13,920
                                                   ----------   ----------   -----------
    Total adjustments                               2,656,337    3,116,307    3,271,542
                                                   ----------   ----------   -----------
Net cash provided by operating activities           2,944,986    3,363,825    2,471,807
                                                   ----------   ----------   -----------

Cash flows from investing activities:
  Land/lease payments                                     -0-          -0-      372,498
                                                   ----------   ----------   -----------

Cash flows from financing activities:
 Proceeds from mortgage loan payable                      -0-    9,000,000          -0-
 Mortgage loan principal amortization                (970,032)    (924,033)    (978,940)
 Other mortgage loan repayments                           -0-   (8,943,480)    (133,343)
 Distributions to partners                         (1,649,492)  (1,649,492)  (1,649,492)
                                                   ----------   ----------   -----------
Net cash used in financing activities              (2,619,524)  (2,517,005)  (2,761,775)
                                                   ----------   ----------   -----------

Net increase in cash and cash equivalents             325,462      846,820       82,530
Cash and cash equivalents, beginning of year        4,997,867    4,151,047    4,068,517
                                                   ----------   ----------   ----------
Cash and cash equivalents, end of year            $ 5,323,329  $ 4,997,867  $ 4,151,047
                                                   ----------   ----------   ----------
                                                   ----------   ----------   -----------

See notes to financial statements.

                  PRUDENTIAL-BACHE/A. G. SPANOS
                 GENESIS INCOME PARTNERS L.P., I
                    (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS
           Years Ended December 31, 1997, 1996 and 1995


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring and operating thirteen specified apartment properties (the "Properties") consisting of eight apartment projects (the "Apartment Projects") and five land parcels, upon which apartment complexes have been constructed, to be leased back to the sellers for up to 25 years (the "Land/Leases"). Through December 31, 1997, the Partnership had sold three of the Land/Leases and one of the Apartment Projects. The General Partners of the Partnership are Prudential-Bache Properties, Inc. (the "Bache General Partner") and A.G. Spanos Residential Partners-86, A California Limited Partnership (the "Spanos General Partner"). The Partnership will continue until December 31, 2021, unless previously terminated in accordance with the provisions of its Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement").

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

Property

Property, which includes land, buildings and equipment, is carried at the lower of depreciated cost or estimated fair value. Depreciated cost was reduced by certain payments received under the cash flow guaranty (see Note D). Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from 7 to 27.5 years.

Other Assets

Other assets include prepaid expenses and tenant receivables.

Income Taxes

No provision has been made for federal or state income taxes (or credits) since such items are the responsibility of the partners. A reconciliation of the net income (loss) in the financial statements to the net taxable income (loss) is set forth below:

                                              1997        1996       1995

Net income (loss) per financial
 statements                              $   288,649   $  247,518 $(799,765)
Land/Lease revenue accounted for
 as a reduction of recorded
 carrying amount                                 -0-          -0-    420,000
Loan fee amortization and interest
 expense adjustment                         (45,251)     (49,365)     49,204
Unearned rent and non refundable
 deposits recognized as income for
 tax purposes when received                   23,352     (15,046)      8,627
                                           ---------    ---------  ---------
Net taxable income (loss)                $   266,750    $ 183,107 $(321,904)
                                           ---------    ---------  ---------
                                           ---------    ---------  ---------
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

Cash distributions to the partners are recorded in the periods to which they relate for financial reporting purposes. The Partnership paid fourth quarter cash distributions of $412,373 in February 1998 and 1997. These distributions were accrued at December 31, 1997 and 1996.

Revenue Recognition

Rental income is accrued as rents are due.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial instruments," requires the determination of fair value for certain of the Partnership's assets and liabilities. The following methods and assumptions were used to estimate the fair value of those financial instruments included in the following categories:

Cash and Cash Equivalents - The carrying amount approximates fair value based on the liquidity of the assets.

Mortgage Loans Payable (see Note C) - The carrying value approximates fair value based on interest rates available to the Partnership on debt instruments with similar terms.


NOTE B - PROPERTY

Property is comprised of the following at December 31, 1997 and 1996:

                                            1997           1996

Apartment buildings                    $  77,245,362  $  77,245,362
Equipment                                  4,937,209      4,937,209
Land                                      17,147,732     17,147,732
Land held for lease                        2,479,098      2,479,098
                                         -----------    -----------
                                         101,809,401    101,809,401
Less: Accumulated depreciation          (33,632,580)   (30,800,368)
                                         -----------    -----------
                                       $  68,176,821  $  71,009,033
                                         -----------    -----------
                                         -----------    -----------

The Partnership leases apartments under lease agreements with terms ranging from one to twelve months. The ground leases for the Land/Leases are described in Note E.

The Partnership recorded provisions for loss on impairment of assets in 1992 and 1991 to reduce the carrying amount of the three Land/Leases located in the Dallas-Fort Worth Metropolitan area to an amount estimated to be recoverable through cash flows from their future operation and proceeds from disposition on an undiscounted basis. Additionally, in 1993, 1994 and 1995, the Partnership accounted for the rentals from those Land/Leases (of which $1,620,851 relates to the one Dallas-Fort Worth Land/Lease unsold at December 31, 1997) as a reduction of their recorded carrying amounts rather than as revenue. Based on current market conditions, further reductions in the carrying value of the Land/Lease were not required in 1996 or 1997, and the Partnership is currently recording rental receipts as revenue.

NOTE C - MORTGAGE LOANS PAYABLE

The mortgage loans payable are collateralized by first deeds of trust on the respective Properties and security interests in the equipment contained therein. Detailed information regarding the mortgage loans is set forth below.

                                                                      Final         Monthly     Principal     Estimated
Property Pledged              Obligation    Obligation    Interest    Maturity      Payment     Due During    Balloon
as Collateral                 at 12/31/97   at 12/31/96   Rate        Date          Terms       1998          Payment
                              ----------    ----------    --------    ----------    --------    ----------    ----------
Le Parc Apartments
 Marietta, Georgia              7,306,943     7,494,808        7.25%  06/01/16         61,190       201,937           N/A

Casa de Fuentes Apartments
 Overland Park, Kansas          7,058,608     7,160,608        8.50%  11/01/99         59,838       102,000     6,872,000

MacArthur Park Apartments
 Irving, Texas                  6,363,405     6,481,910        8.00%  02/01/01         47,144        73,346     5,942,000

Cypress Pointe Apartments
 Louisville, Kentucky          11,070,645    11,171,607       10.02%  05/31/99        101,480       111,556    10,917,000

Comanche Place Apartments
 Overland Park, Kansas          7,680,261     7,791,262        8.50%  11/01/99         65,178       111,000     7,476,000

Chelsea Park Apartments
 Norcross, Georgia              9,682,469     9,900,202        7.33%  06/01/17         78,041       234,247           N/A

Mission Trails Apartments
 San Diego, California          8,764,904     8,896,870        8.13%  03/01/00         73,225       142,478     8,443,000
                              -----------   -----------                              --------   -----------
                               57,927,235    58,897,267                               486,096       976,564
                              -----------   -----------                              --------   -----------
                              -----------   -----------                              --------   -----------

Interest paid in 1997, 1996 and 1995 was $4,867,689, $4,949,189 and
$4,763,747 respectively.

In March 1996, the Partnership refinanced the Mission Trails mortgage loan with the proceeds of a new $9,000,000 first mortgage loan. The new loan bears interest at 0.5% above the lender's prime interest rate or, at the option of the Partnership, a rate 2.5% above the London Interbank Offered Rate (LIBOR) based upon 3, 6, 9, or 12 month. The loan requires monthly payments of interest plus fixed monthly principal reductions ranging from $10,313 to $12,978. The Partnership paid the lender loan fees and other costs totaling $60,480.

In November 1997, the Partnership and the lender entered into an agreement to extend the maturity date of the Casa de Fuentes and Comanche Place mortgage loans through November 1, 1999. Pursuant to the extension agreement, the loans bear interest at the lender's prime interest rate or, at the option of the Partnership, a rate 2.5% above the London Interbank Offered Rate (LIBOR) based upon 3, 6, 9, or 12 month fixings. The loans require monthly payments of interest plus fixed principal reductions of $8,500 per month for Casa de Fuentes and $9,250 for Comanche Place.

Aggregate maturities of mortgage loans payable for each of the five years ending December 31, 2002 and thereafter are as follows:

              1998                                     976,564
              1999                                  26,224,603
              2000                                   9,059,081
              2001                                   6,491,650
              2002                                     583,401
              Thereafter                            14,591,936
                                                    ----------
                                                   $57,927,235
                                                    ----------
                                                    ----------

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

Support Payments of $10,978,307 accrued to the Partnership based upon the operating results of the Apartment Projects from inception of the Partnership through the conclusion of the guaranty on December 31, 1990. The Partnership issued 3,355 Special Interests to a Seller in exchange for $3,355,307 of Support Payments in excess of the $7,623,000 non-refundable amount. Two properties had aggregate negative net cash flow totaling $1,158,870; accordingly, the Partnership canceled 1,159 Special Interests.

Affiliates of the Spanos General Partner are the lessees under the Land/Leases. Rentals accrued under the leases from such affiliates were $660,000 in 1997 and 1996 and $612,498 in 1995. Rentals of $163,476 were receivable at December 31, 1997. The apartment complexes owned by the lessees and the land owned by the Partnership on which the apartment complexes are constructed have been pledged as collateral for the borrowings used to finance the development of the Properties.

An affiliate of the Spanos General Partner manages the Apartment Projects. Property management fees totaled $469,310, $457,754 and $438,068, respectively, in 1997, 1996 and 1995. Under the management agreements, the affiliate employs property managers and other on-site personnel, and the Partnership bears the expense for their compensation (including employment taxes and fringe benefits). That expense was approximately $1,460,000, $1,346,000 and $1,324,000, respectively in 1997, 1996 and
1995. Accruals of $42,212 and $37,132 for property management fees and $115,264 and $118,148 for salary expense reimbursements were outstanding at December 31, 1997 and 1996, respectively.

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

                                              1997      1996      1995

Supervisory management fee                  $313,155  $306,157  $291,972
Special distribution                         266,297   259,299   245,114
Administrative expense reimbursements         46,858    46,858    46,858
                                             -------   -------   -------
                                            $626,310  $612,314  $583,944
                                             -------   -------   -------
                                             -------   -------   -------

Accruals of $161,414 and $152,782 for management fees payable to the General Partners were outstanding at December 31, 1997 and 1996, respectively.

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

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at December 31, 1997.

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

NOTE F - CONTINGENCIES

On or about October 18, 1993, a putative class action captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, the Bache General Partner, PSI and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, the Bache General Partner, PSI and a number of other defendants. On or about November 9, 1993, a putative class action entitled Bottner v. A.G. Spanos Residential Partners-86 et al. (93 Civ. 7708) was filed in the United States District Court for the Southern District of New York, purportedly on behalf of investors in the Partnership against the General Partners, PSI, Prudential Insurance Company of America and certain of their affiliates and officers.

On or about February 13, 1995, an individual action captioned Estate of Jean Adams v. Prudential Securities, Inc. et al. (Case No. 1995 CV 00265) was filed in the Court of Common Pleas in Stark County, Ohio against PSI, The Prudential, the General Partners, the Partnership and affiliates of the Spanos General Partner. The action was removed to the United States District Court for the Northern District of Ohio (Eastern Division) on March 15, 1995. Plaintiff alleged misrepresentations, breach of fiduciary duties and civil conspiracy by defendants in connection with the sale of units of the Partnership. Plaintiff sought unspecified damages, including punitive damages.

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

On or about April 15, 1994, a multiparty petition entitled Schreiber et al. v. Prudential Securities, Inc., et al. (Cause No. 94-17696) was filed in the 189th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partners, PSI, The Prudential Insurance Company of America and a number of other defendants. The Petition alleges common law fraud, fraud in the inducement and negligent misrepresentation in connection with the offering of limited partnership interests and negligence, breach of fiduciary duty, civil conspiracy, and violations of the federal Securities Act of 1933 (sections 11 and 12) and of the Texas Securities and Deceptive Trade Practices statutes. The suit seeks, among other things, compensatory and punitive damages, costs and attorney's fees. Most of the plaintiffs have released their claims against the defendants in exchange for monetary payments by PSI. It is expected that the remaining claims will be resolved by PSI at no cost to the Partnership. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

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

         Barry L. Ruhl                                       Director

         Michael A. Spanos                                   Director

         Arthur J. Cole                        President and Director

         Jeremiah T. Murphy              Executive Vice President and
                                              Chief Financial Officer

ALEX G. SPANOS, age 74, has been Chairman of the Board of AGS Financial Corporation since its founding in 1981. In addition, he serves as Chairman of the Board or President of each of the other Spanos companies and owns a controlling interest in the San Diego Chargers, a professional football team. Mr. Spanos founded the combined Spanos organizations in the early 1960's and has been the driving force behind the development of approximately 60,000 apartments and over 3 million square feet of office space. Mr. Spanos maintains close contact with the key executives of each of his companies and lends his judgment and experience to all major land acquisitions, development and property financing decisions, and the investment activities of AGS Financial Corporation. Mr. Spanos attended the University of the Pacific.

DEAN A. SPANOS, age 47, has been Vice Chairman and a Director of AGS Financial Corporation since its founding in 1981. He is the chief operating officer of the property development and management companies within the Spanos organization, responsible for land acquisitions, financing construction and property sales. Mr. Spanos holds a bachelor's degree in business administration from the University of the Pacific.

MICHAEL A. SPANOS, age 38, has served as a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a bachelor's degree from the University of the Pacific.

BARRY L. RUHL, age 46, has been a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a D.D.S. from the University of the Pacific Dental School.

ARTHUR J. COLE, age 43, has served as President of AGS Financial
Corporation since August 1990 and as a director since 1986. He joined AGS Financial Corporation in 1983. He holds a bachelor's degree from Golden Gate University.

JEREMIAH T. MURPHY, age 53, has served as an Executive Vice President of AGS Financial Corporation and is the Chief Financial Officer for all the A.G. Spanos Companies. He has been employed by the Spanos companies since 1983. Prior to joining the Spanos companies he was a partner with the accounting firm, Bowman & Company, which he joined in 1970. Mr. Murphy is a Certified Public Accountant and a graduate of Bernard Baruch College.

                     PRUDENTIAL-BACHE PROPERTIES, INC.

         Name                                                Position

         Brian J. Martin                   President, Chief Executive
                                       Officer, Director and Chairman
                                            of the Board of Directors

         Barbara J. Brooks               Vice President - Finance and
                                              Chief Financial Officer

         Eugene D. Burak                               Vice President

         Chester A. Piskorowski                 Senior Vice President

         Frank W. Giordano                                   Director

         Nathalie P. Maio                                    Director

BRIAN J. MARTIN, age 47, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of the Bache General Partner. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner. Mr. Martin also serves in various capacities for other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 49, is the Vice President-Finance and Chief Financial Officer of the Bache General Partner. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 52, is a Vice President of the Bache General Partner. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

CHESTER A. PISKOROWSKI, age 54, is a Senior Vice President of the Bache General Partner. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 55, is a Director of the Bache General Partner. He is a Senior Vice President of PSI and Executive Vice President and General Counsel of Prudential Mutual Fund Management LLC, an affiliate of PSI.
Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 47, is a Director of the Bache General Partner. She is a Senior Vice President and Deputy General Counsel of PSI and supervises nonlitigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of the Bache General Partner effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of the Bache General Partner.

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

The Partnership has issued 7,749.5 Special Interests to affiliates of the Spanos General Partner at March 5, 1998, all of which Interests are beneficially owned by members of the Spanos family, certain of whom are directors and officers of the general partners of the Spanos General Partner.

As of March 5, 1998, the individual directors and the directors and officers, as a group, of AGS Financial Corporation and A.G. Spanos Realty, Inc., the general partners of the Spanos General Partner, beneficially owned shares of the common stock of AGS Financial Corporation and A.G. Spanos Realty, Inc. as follows:

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

(3) Of the total annual rent, $163,476 was receivable at December 31, 1997.

The General Partners and certain affiliates thereof have, during the Partnership's year ended December 31, 1997 earned or received compensation or payments for services from the Partnership as set forth below. In addition, under the Partnership Agreement, the General Partners are entitled to subordinated real estate commissions equal to the lesser of 3% of the sales price of the Properties or one-half of the normal and competitive rate customarily charged by unaffiliated parties. The subordinated real estate commissions are not payable until the limited partners have received certain priority distributions. See note D to the financial statements.

                      Capacity in            Form of          Cash
    Recipient         Which Served         Compensation     Compensation

Spanos General     General Partner      Supervisory                $313,155
  Partner                                Management Fee(1)

Bache General      General Partner      Special                     266,297
  Partner                                 Distribution(2)

A.G. Spanos        Property Manager      Property                   469,310
  Management Inc.                        Management Fees(3)

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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) Financial Statements:

          See Index to Financial Statements and Schedule on page 14.

       (2)Financial Statement Schedule:

          III. Real Estate and Accumulated Depreciation, page 45.

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

           4(c) Amended and Restated Agreement of Limited Partnership of
                Registrant, incorporated by reference to Exhibit 4 to Amendment No. 2 to Registration Statement on Form S-11, File No. 33-9139, filed with the Securities and Exchange Commission on February 20, 1987.

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

PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I (Registrant)

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Brian J. Martin                          Date: March 27, 1998
        ---------------------------------------
        Brian J. Martin
        Chairman of the Board of Directors and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Brian J. Martin                          Date: March 27, 1998
        ---------------------------------------
        Brian J. Martin
        Chairman of the Board of Directors and Director
        (Principal Executive Officer)

    By: /s/Barbara J. Brooks                        Date: March 27, 1998
        ---------------------------------------
       Barbara J. Brooks
       Vice President-Finance and Chief Financial Officer
       (Principal Financial Officer)

    By: /s/Nathalie P. Maio                         Date: March 27, 1998
        ---------------------------------------
       Nathalie P. Maio
       Director

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

PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I (Registrant)

By:     A.G. Spanos Residential Partners-86, A California Limited
        Partnership
        General Partner

        By: AGS Financial Corporation, a general partner

            By: /s/Arthur J. Cole                   Date: March 27, 1998
                -------------------------------
                Arthur J. Cole
                President
                (Principal Accounting Officer)

        By: A.G. Spanos Realty, Inc., a general partner

            By: /s/Arthur J. Cole                   Date: March 27, 1998
                -------------------------------
                Arthur J. Cole
                Vice President

RESIDENTIAL PORTFOLIO DEPOSITORY CORP. (Registrant as to the issuance of Depository Receipts with respect to the Assigned Limited Partnership Interests)


        By: /s/Arthur J. Cole                       Date: March 27, 1998
            -------------------------------
            Arthur J. Cole
            Vice President

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: A.G. Spanos Residential Partners-86, A California Limited Partnership
    General Partner

    By:  AGS Financial Corporation, a general partner

    By:  /s/Alex G. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Alex G. Spanos
         Chairman of the Board of Directors

    By:  /s/Dean A. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Dean A. Spanos
         Vice Chairman and Director

    By:  /s/Michael A. Spanos                       Date:  March 27, 1998
          ----------------------------------
         Michael A. Spanos
         Director

    By:  /s/Barry L. Ruhl                           Date:  March 27, 1998
          ----------------------------------
         Barry L. Ruhl
         Director

    By:  /s/Arthur J. Cole                          Date:  March 27, 1998
          ----------------------------------
         Arthur J. Cole
         President and Director
         (Principal Executive Officer)

    By:  /s/Jeremiah T. Murphy                      Date:  March 27, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Executive Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)

                                SIGNATURES

By:  A.G. Spanos Realty, Inc., a general partner

    By:  /s/Alex G. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Alex G. Spanos
         President and Director (Principal Executive Officer)

    By:  /s/Dean A. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Dean A. Spanos
         Executive Vice President and Director

    By:  /s/Michael A. Spanos                       Date:  March 27, 1998
          ----------------------------------
         Michael A. Spanos
         Executive Vice President and Director

    By:  /s/Barry L. Ruhl                           Date:  March 27, 1998
          ----------------------------------
         Barry L. Ruhl
         Executive Vice President and Director

    By:  /s/Jeremiah T. Murphy                      Date:  March 27, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Vice President (Principal Financial and Accounting Officer)

Residential Portfolio Depository Corp.

    By:  /s/Alex G. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Alex G. Spanos
         Director, President and Chief Financial Officer
         (Principal Executive, Financial and Accounting Officer)

    By:  /s/Dean A. Spanos                          Date:  March 27, 1998
          ----------------------------------
         Dean A. Spanos
         Director

    By:  /s/Jeremiah T. Murphy                      Date:  March 27, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Director

          PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1997

Column A                       Column B             Column C                  Column D              Column E   Column F   Column G

                                               Costs Capitalized  Gross Amount at which Carried at
                             Initial Cost to     Subsequent to            Close of Period
                              Partnership        Acquisition             Notes 2, 3 and 5
                                                                                                  Accumulated
                                     Bldgs &           Carrying            Buildings &    Total      Depr.     Date of      Date
Description (Note 1)        Land     Equip       Imps   Cost       Land     Equipment     Note 2   (Note 4)  Construction Acquired
-------------------         ----     ------      -----  ----       ----     ---------     ------     ------  ------------ --------
Apartment Projects:
Le Parc                  1,865,589 12,069,597      -0-     -0-   1,290,008  9,907,346  11,197,354  4,400,100     1986     06/03/87
Marietta, GA

Casa de Fuentes          2,320,250 11,016,653      -0-     -0-   2,120,968 10,343,379  12,464,347  4,454,707     1986     07/02/87
Overland Park, KS

MacArthur Park           2,945,824  9,482,602      -0-     -0-   2,249,379  9,375,318  11,624,697  3,722,629     1985     10/01/87
Irving, TX

Cypress Pointe           3,351,303 15,552,843      -0-     -0-   2,315,883 15,351,195  17,667,078  6,433,246     1986     10/01/87
Louisville, KY

Comanche Place           2,298,429 12,558,324      -0-     -0-   1,509,771 12,368,550  13,878,321  5,027,699     1987     12/04/87
Overland Park, KS

Chelsea Park             3,945,526 14,157,150      -0-     -0-   2,991,645 14,194,635  17,186,280  5,693,185     1986     03/25/88
Chamblee, GA

Mission Trails           5,411,288 10,398,770      -0-     -0-   4,670,078 10,642,148  15,312,226  3,901,014     1987     08/12/88
San Diego, CA

Land Leases:
Cameron Creek            3,508,024        -0-      -0-     -0-   1,887,173        -0-   1,887,173        -0-     1985     10/01/87
Fort Worth, TX

Del Rio                  2,004,585        -0-      -0-     -0-   2,004,585        -0-   2,004,585        -0-     1985     12/21/87
Albuquerque, NM
                        ---------- ----------  --------------------------- ----------  ---------- ----------
                        27,650,818 85,235,939      -0-     -0-  21,039,490 82,182,571 103,222,061 33,632,580
                        ---------- ----------  --------------------------- ----------  ---------- ----------
                        ---------- ----------  --------------------------- ----------  ---------- ----------

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

Note 2 - Reconciliation of real
 estate:                              1997         1996         1995

Balance at beginning of period    $103,222,061 $103,222,061 $103,594,559

Additions during period:
 Acquisitions                              -0-          -0-          -0-
                                  ------------ ------------ ------------
                                   103,222,061  103,022,061  118,594,559
Deductions during period:
 Dispositions                              -0-          -0-          -0-

 Land/Lease revenue accounted for
 as a recovery of recorded
 carrying amount                           -0-          -0-      372,498
                                  ------------ ------------ ------------
Balance at close of period         103,222,061  103,222,061  103,222,061
                                  ------------ ------------ ------------
                                  ------------ ------------ ------------

Note 3 - The aggregate cost of real estate for federal income tax purposes is $103,816,029.

Note 4 - Reconciliation of
 accumulated depreciation:            1997         1996         1995

Balance at beginning of period      30,800,368   27,968,156   25,032,876
Additions during period:
 Depreciation                        2,832,212    2,832,212    2,935,280
                                  ------------ ------------ ------------
                                    33,632,580   30,800,368   27,968,156
Deductions during period:
 Dispositions                              -0-          -0-
                                  ------------ ------------ ------------
Balance at close of period          33,632,580   30,800,368   27,968,156
                                  ------------ ------------ ------------
                                  ------------ ------------ ------------

Note 5 - The Partnership has recorded aggregate provisions for loss on impairment of assets of $1,412,660 with respect to the Cameron Creek Land/Lease at December 31, 1997.