Form 10-K/A
period 1997-12-31
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1998-05-08
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

                                AMENDMENT NO. 1
(Mark One)

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

Affiliates of the Spanos General Partner are the lessees under the Land/Leases. Rentals accrued under the leases from such affiliates were $660,000 in 1997 and 1996 and $612,498 in 1995. Rentals of $163,476 were receivable at December 31, 1997. The apartment complexes owned by the lessees and the land owned by the Partnership on which the apartment complexes are constructed have been pledged as collateral for the
borrowings used to finance the development of the Properties.     At
December 31, 1997, the Del Rio complex was encumbered by $7,233,045 of outstanding mortgage debt bearing interest at the rate of 6.495% per annum, requiring monthly payments of principal and interest of $46,260, and maturing November 1, 2000; and the Cameron Creek complex was encumbered by $12,815,341 of outstanding mortgage debt bearing interest at the rate of 7.245% per annum, requiring monthly payments of principal and interest of $108,257, and maturing April 1, 2016.

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

    Under the Partnership Agreement, the General Partners may be entitled to subordinated real estate commissions if the Partnership is able to provide the limited partners with (i) aggregate distributions of sales and refinancing proceeds equal to the limited partners' aggregate capital contributions and (ii) aggregate distributions from all other sources except distributions in repayment of capital contributions equal to the limited partners' 6% per annum cumulative noncompounded return on their adjusted capital contributions. The subordinated real estate commissions would be the lesser of 3% of the sales price of the Properties or one-half of the normal and competitive rate customarily charged by unaffiliated parties. It is highly unlikely that the Partnership will achieve the distribution threshold; accordingly, no provision for subordinated real estate commissions has been made in the financial statements.

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

PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I (Registrant)

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Brian J. Martin                          Date: May 4, 1998
        ---------------------------------------
        Brian J. Martin
        Chairman of the Board of Directors and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Brian J. Martin                          Date: May 4, 1998
        ---------------------------------------
        Brian J. Martin
        Chairman of the Board of Directors and Director
        (Principal Executive Officer)

    By: /s/Barbara J. Brooks                        Date: May 4, 1998
        ---------------------------------------
       Barbara J. Brooks
       Vice President-Finance and Chief Financial Officer
       (Principal Financial Officer)

    By: /s/Nathalie P. Maio                         Date: May 4, 1998
        ---------------------------------------
       Nathalie P. Maio
       Director

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

PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I (Registrant)

By:     A.G. Spanos Residential Partners-86, A California Limited
        Partnership
        General Partner

        By: AGS Financial Corporation, a general partner

            By: /s/Arthur J. Cole                   Date: May 4, 1998
                -------------------------------
                Arthur J. Cole
                President
                (Principal Accounting Officer)

        By: A.G. Spanos Realty, Inc., a general partner

            By: /s/Arthur J. Cole                   Date: May 4, 1998
                -------------------------------
                Arthur J. Cole
                Vice President

RESIDENTIAL PORTFOLIO DEPOSITORY CORP. (Registrant as to the issuance of Depository Receipts with respect to the Assigned Limited Partnership Interests)


        By: /s/Arthur J. Cole                       Date: May 4, 1998
            -------------------------------
            Arthur J. Cole
            Vice President

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: A.G. Spanos Residential Partners-86, A California Limited Partnership
    General Partner

    By:  AGS Financial Corporation, a general partner

    By:  /s/Alex G. Spanos                          Date:  May 4, 1998
          ----------------------------------
         Alex G. Spanos
         Chairman of the Board of Directors

    By:  /s/Dean A. Spanos                          Date:  May 4, 1998
          ----------------------------------
         Dean A. Spanos
         Vice Chairman and Director

    By:  /s/Michael A. Spanos                       Date:  May 4, 1998
          ----------------------------------
         Michael A. Spanos
         Director

    By:  /s/Barry L. Ruhl                           Date:  May 4, 1998
          ----------------------------------
         Barry L. Ruhl
         Director

    By:  /s/Arthur J. Cole                          Date:  May 4, 1998
          ----------------------------------
         Arthur J. Cole
         President and Director
         (Principal Executive Officer)

    By:  /s/Jeremiah T. Murphy                      Date:  May 4, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Executive Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)

                                SIGNATURES

By:  A.G. Spanos Realty, Inc., a general partner

    By:  /s/Alex G. Spanos                          Date:  May 4, 1998
          ----------------------------------
         Alex G. Spanos
         President and Director (Principal Executive Officer)

    By:  /s/Dean A. Spanos                          Date:  May 4, 1998
          ----------------------------------
         Dean A. Spanos
         Executive Vice President and Director

    By:  /s/Michael A. Spanos                       Date:  May 4, 1998
          ----------------------------------
         Michael A. Spanos
         Executive Vice President and Director

    By:  /s/Barry L. Ruhl                           Date:  May 4, 1998
          ----------------------------------
         Barry L. Ruhl
         Executive Vice President and Director

    By:  /s/Jeremiah T. Murphy                      Date:  May 4, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Vice President (Principal Financial and Accounting Officer)

Residential Portfolio Depository Corp.

    By:  /s/Alex G. Spanos                          Date:  May 4, 1998
          ----------------------------------
         Alex G. Spanos
         Director, President and Chief Financial Officer
         (Principal Executive, Financial and Accounting Officer)

    By:  /s/Dean A. Spanos                          Date:  May 4, 1998
          ----------------------------------
         Dean A. Spanos
         Director

    By:  /s/Jeremiah T. Murphy                      Date:  May 4, 1998
          ----------------------------------
         Jeremiah T. Murphy
         Director

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