Form 10-Q
period 1998-03-31
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1998-05-15
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - March 31, 1998 and
         December 31, 1997 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the three months ended
         March 31, 1998 and 1997 . . . . . . . . . . . . . .      4

         Statement of changes in partners' equity (deficit)
         for the three months ended March 31, 1998 . . . . .      5

         Statements of cash flows for the three months
         ended March 31, 1998 and 1997 . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . .      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     12


Part II.  Other Information . . . . . . . . . . . . . . . . .    13

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    March 31,  December 31,
                                                      1998         1997
                                                   ----------   ----------
                     ASSETS
Property, net                                     $67,468,768  $68,176,821
Cash and cash equivalents                           5,772,949    5,323,329
Accounts receivable, affiliate                        163,476      163,476
Other assets                                          222,251      230,760
                                                   ----------   ----------
                                                  $73,627,444  $73,894,386
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $57,675,946  $57,927,235
Accounts payable                                      510,152      449,811
Accounts payable, affiliate                           200,651      203,626
Accrued distributions                                 412,373      412,373
Accrued interest                                      404,061      409,443
Accrued property taxes                                472,197      453,016
Unearned rent and tenant deposits                     513,078      520,212
                                                   ----------   ----------
                                                   60,188,458   60,375,716
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       7,587,098    7,665,188
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188    6,862,188
General partners' deficit                          (1,010,300)  (1,008,706)
                                                   ----------   ----------
                                                   13,438,986   13,518,670
                                                   ----------   ----------
                                                  $73,627,444  $73,894,386
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
              For the three months ended March 31, 1998 and 1997
                                (Unaudited)

                                                      1998         1997
                                                   ----------   ----------
Revenues:
 Rental                                           $ 4,010,138  $ 3,819,725
 Land/Lease rentals from affiliates                   165,000      165,000
 Interest                                              49,972       42,875
                                                   ----------   ----------
                                                    4,225,110    4,027,600
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,327,624    1,413,809
 Property taxes                                       311,297      335,595
 Property management fees to affiliates               120,422      114,549
 General and administrative expense                    74,602       67,955
 Interest expense                                   1,190,017    1,198,696
 Management fees to affiliates                        160,406      152,790
 Depreciation                                         708,053      708,053
                                                   ----------   ----------
                                                    3,892,421    3,991,447
                                                   ----------   ----------
Net income                                        $   332,689  $    36,153
                                                   ----------   ----------
                                                   ----------   ----------

Net income allocated to General Partners          $     6,654  $       723
                                                   ----------   ----------
                                                   ----------   ----------
Net income allocated to Limited Partners          $   326,035  $    35,430
                                                   ----------   ----------
                                                   ----------   ----------
Net income allocated to Special Limited
 Partners                                         $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income per unit of limited
 partnership interest                             $      5.04  $      0.55
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                  For the three months ended March 31, 1998
                                (Unaudited)

                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1997     $13,518,670  $ 7,665,188  $ 6,862,188  $(1,008,706)

Net income                  332,689      326,035          -0-        6,654

Distributions              (412,373)    (404,125)         -0-       (8,248)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  March 31, 1998        $13,438,986  $ 7,587,098  $ 6,862,188  $(1,010,300)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              For the three months ended March 31, 1998 and 1997
                                (Unaudited)

                                                      1998         1997
                                                   ----------   ----------
Cash flows from operating activities:
Net income                                        $   332,689  $    36,153
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                       708,053      708,053
   Change in other assets                               8,509       44,029
   Change in accounts payable, affiliate               (2,975)       1,823
   Change in accrued liabilities                       74,140      (23,234)
   Change in unearned rent and tenant deposits         (7,134)      18,819
                                                   ----------   ----------
    Total adjustments                                 780,593      749,490
                                                   ----------   ----------
Net cash provided by operating activities           1,113,282      785,643
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (251,289)    (236,827)
 Distributions to partners                           (412,373)    (412,373)
                                                   ----------   ----------
Net cash used in financing activities                (663,662)    (649,200)
                                                   ----------   ----------

Net increase in cash and cash equivalents             449,620      136,443
Cash and cash equivalents, beginning of period      5,323,329    4,997,867
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 5,772,949  $ 5,134,310
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The March 31, 1998 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the three months ended March 31, 1998 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1997.

NOTE B - PROPERTY

Property is comprised of the following:

                                     March 31, 1998   December 31, 1997
                                     ----------------------------------
Apartment buildings                  $ 77,245,362        $ 77,245,362
Equipment                               4,937,209           4,937,209
Land                                   17,147,732          17,147,732
Land held for lease                     2,479,098           2,479,098
                                      -----------         -----------
                                      101,809,401         101,809,401
Less: Accumulated depreciation        (34,340,633)        (33,632,580)
                                      -----------         -----------
                                     $ 67,468,768        $ 68,176,821
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the three months ended March 31, 1998 and 1997.


                                                 1998           1997
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $ 80,203       $ 76,395
 Special distribution                           68,453         64,645
 Administrative expense reimbursements          11,750         11,750
                                               -------        -------
                                              $160,406       $152,790
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $120,422       $114,549
                                               -------        -------
                                               -------        -------

Accrued to the Partnership:
  Ground rent on Land/Leases                  $165,000       $165,000
                                               -------        -------
                                               -------        -------

Accruals of $160,406 and $161,414 for the supervisory management fee, special distribution and administrative expense reimbursements and $40,245 and $42,212 for property management fees were outstanding at March 31, 1998 and December 31, 1997, respectively. Ground rent of $163,476 was receivable from affiliates of the Spanos General Partner at March 31, 1998 and December 31, 1997. General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at March 31, 1998.

NOTE D - CONTINGENCIES

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

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplated, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. Pursuant to the settlement, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The Spanos General Partner expects to mail such information in May 1998. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

NOTE E - SUBSEQUENT EVENT

The Partnership paid first quarter cash distributions of $404,125 to the Unitholders and $8,248 to the General Partners in May 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $5,773,000 at March 31, 1998. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $1,113,000 in the first quarter of 1998, of which $72,000 reflects timing differences related to current assets and liabilities. Of the balance, $251,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $412,000 was paid in cash distributions, and $378,000 was retained.

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in the consolidated actions. The settlement contemplated, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. Pursuant to the settlement, detailed information about the proposed auction sale and other terms of the settlement will be sent to the Limited Partners with proxy solicitation materials seeking the Limited Partners' consent to the auction sale. The Spanos General Partner expects to mail such information in May 1998. The settlement agreement contains numerous conditions and must be finally approved by the Court at a fairness hearing at which Limited Partners and other interested parties will have an opportunity to be heard. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

Results of Operations

Rental revenue was $4,010,000 for the first three months of 1998, an increase of 5% compared to the same period last year, primarily due to increased occupancy and effective rental rates at MacArthur Park, Cypress Pointe and Mission Trails. The average occupancy of the seven Apartment Projects was 94.8% for the first three months of 1998 compared to 94.5% for the first three months of 1997.

Property operating expenses decreased $86,000 compared to the first three months of 1997, principally because of a $61,000 decrease in major repairs. Property taxes declined $24,000, principally due to a lower assessment at Chelsea Park. Property management fees, which are 3% of property revenue, increased with the increase in revenue.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's
Quarterly Report.

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


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: May 15, 1998
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: May 15, 1998
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer