Form 10-Q
period 1998-06-30
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1998-08-13
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                               TABLE OF CONTENTS


PAGE

------
Part I.  Financial Information

Item 1:  Balance Sheets - June 30, 1998 and
         December 31, 1997 . . . . . . . . . . . . . . . . .
3

         Statements of operations for the six months ended
         June 30, 1998 and 1997  . . . . . . . . . . . . . .
4

         Statements of operations for the three months ended
         June 30, 1998 and 1997  . . . . . . . . . . . . . .
5

         Statement of changes in partners' equity (deficit)
         for the six months ended June 30, 1998  . . . . . .
6

         Statements of cash flows for the six months
         ended June 30, 1998 and 1997  . . . . . . . . . . .
7

         Notes to Financial Statements . . . . . . . . . . .
8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .
11


Part II.  Other Information . . . . . . . . . . . . . . . . .
12

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P.,
I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    June 30,
December 31,
                                                      1998
1997
                                                   ----------
----------
                     ASSETS
Property, net                                     $66,760,715
$68,176,821
Cash and cash equivalents                           6,185,814
5,323,329
Accounts receivable, affiliate                        163,476
163,476
Other assets                                          187,120
230,760
                                                   ----------
----------
                                                  $73,297,125
$73,894,386
                                                   ----------
----------
                                                   ----------
----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $57,436,690
$57,927,235
Accounts payable                                      657,487
449,811
Accounts payable, affiliate                           378,684
203,626
Accrued distributions                                 412,373
412,373
Accrued interest                                      404,469
409,443
Accrued property taxes                                553,220
453,016
Unearned rent and tenant deposits                     514,331
520,212
                                                   ----------
----------
                                                   60,357,254
60,375,716
                                                   ----------
----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       7,097,966
7,665,188
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188
6,862,188
General partners' deficit                          (1,020,283)
(1,008,706)
                                                   ----------
----------
                                                   12,939,871
13,518,670
                                                   ----------
----------
                                                  $73,297,125
$73,894,386
                                                   ----------
----------
                                                   ----------
----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P.,
I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
                For the six months ended June 30, 1998 and 1997
                                (Unaudited)

                                                      1998
1997
                                                   ----------
----------
Revenues:
 Rental                                           $ 8,133,429  $
7,720,679
 Land/Lease rentals from affiliates                   330,000
330,000
 Interest                                             105,930
 88,437
                                                   ----------
----------
                                                    8,569,359
8,139,116
                                                   ----------
----------
Expenses:
 Property operating expenses                        2,949,538
2,951,763
 Property taxes                                       632,437
638,044
 Property management fees to affiliates               243,328
231,113
 General and administrative expense                    88,075
 81,976
 Proxy solicitation costs                             267,625
    -0-
 Interest expense                                   2,400,965
2,407,913
 Management fees to affiliates                        325,338
308,828
 Depreciation                                       1,416,106
1,416,106
                                                   ----------
----------
                                                    8,323,412
8,035,743
                                                   ----------
----------
Net income                                        $   245,947  $
103,373
                                                   ----------
----------
                                                   ----------
----------

Net income allocated to General Partners          $     4,919  $
  2,067
                                                   ----------
----------
                                                   ----------
----------
Net income allocated to Limited Partners          $   241,028  $
101,306
                                                   ----------
----------
                                                   ----------
----------
Net income allocated to Special
 Limited Partners                                 $       -0-  $
    -0-
                                                   ----------
----------
                                                   ----------
----------
Net income per unit of limited
 partnership interest                             $      3.73  $
   1.57
                                                   ----------
----------
                                                   ----------
----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P.,
I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
             For the three months ended June 30, 1998 and 1997
                                (Unaudited)

                                                      1998
1997
                                                   ----------
----------
Revenues:
 Rental                                           $ 4,123,291  $
3,900,954
 Land/Lease rentals from affiliates                   165,000
165,000
 Interest                                              55,958
 45,562
                                                   ----------
----------
                                                    4,344,249
4,111,516
                                                   ----------
----------
Expenses:
 Property operating expenses                        1,621,914
1,537,954
 Property taxes                                       321,140
302,449
 Property management fees to affiliates               122,905
116,564
 General and administrative expense                    13,473
 14,021
 Proxy solicitation costs                             267,625
    -0-
 Interest expense                                   1,210,948
1,209,217
 Management fees to affiliates                        164,933
156,038
 Depreciation                                         708,053
708,053
                                                   ----------
----------
                                                    4,430,991
4,044,296
                                                   ----------
----------
Net income (loss)                                 $   (86,742) $
 67,220
                                                   ----------
----------
                                                   ----------
----------

Net income (loss) allocated to General Partners   $    (1,735) $
  1,344
                                                   ----------
----------
                                                   ----------
----------
Net income (loss) allocated to Limited Partners   $   (85,007) $
 65,876
                                                   ----------
----------
                                                   ----------
----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $
    -0-
                                                   ----------
----------
                                                   ----------
----------
Net income (loss) per unit of limited
 partnership interest                             $     (1.31) $
   1.02
                                                   ----------
----------
                                                   ----------
----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P.,
I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                   For the six months ended June 30, 1998
                                (Unaudited)

                                                     Special
                                        Limited      Limited
General
                            Total      Partners     Partners
Partners
                         ----------   ----------   ----------
----------
Partners' equity
  (deficit)-
  December 31, 1997     $13,518,670  $ 7,665,188  $ 6,862,188
$(1,008,706)

Net income                  245,947      241,028          -0-
  4,919

Distributions              (824,746)    (808,250)         -0-
(16,496)
                         ----------   ----------   ----------
----------
Partners' equity
  (deficit)-
  June 30, 1998         $12,939,871  $ 7,097,966  $ 6,862,188
$(1,020,283)
                         ----------   ----------   ----------
----------
                         ----------   ----------   ----------
----------

See notes to financial statements.

PAGE>
       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P.,
I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 1998 and 1997
                                (Unaudited)

                                                      1998
1997
                                                   ----------
----------
Cash flows from operating activities:
Net income                                        $   245,947  $
103,373
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                     1,416,106
1,416,106
   Change in other assets                              43,640
 (2,989)
   Change in accounts payable, affiliate              175,058
 (1,776)
   Change in accrued liabilities                      302,906
 81,419
   Change in unearned rent and tenant deposits         (5,881)
 28,818
                                                   ----------
----------
    Total adjustments                               1,931,829
1,521,578
                                                   ----------
----------
Net cash provided by operating activities           2,177,776
1,624,951
                                                   ----------
----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (490,545)
(477,877)
 Distributions to partners                           (824,746)
(824,746)
                                                   ----------
----------
Net cash used in financing activities              (1,315,291)
(1,302,623)
                                                   ----------
----------

Net increase in cash and cash equivalents             862,485
322,328
Cash and cash equivalents, beginning of period      5,323,329
4,997,867
                                                   ----------
----------
Cash and cash equivalents, end of period          $ 6,185,814  $
5,320,195
                                                   ----------
----------
                                                   ----------
----------

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS
L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The June 30, 1998 financial statements have been prepared without audit.
In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the six months ended June 30, 1998 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended
December 31,
1997.

NOTE B - PROPERTY

Property is comprised of the following:

                                     June 30, 1998    December
31, 1997

----------------------------------
Apartment buildings                  $ 77,245,362        $
77,245,362
Equipment                               4,937,209
4,937,209
Land                                   17,147,732
17,147,732
Land held for lease                     2,479,098
2,479,098
                                      -----------
-----------
                                      101,809,401
101,809,401
Less: Accumulated depreciation        (35,048,686)
(33,632,580)
                                      -----------
-----------
                                     $ 66,760,715        $
68,176,821
                                      -----------
-----------
                                      -----------
-----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the six months ended June 30, 1998 and 1997.


                                                 1998
1997

-----------------------
Expensed to the General Partners:
 Supervisory management fee                   $162,669
$154,414
 Special distribution                          118,969
110,714
 Administrative expense reimbursements          43,700
43,700
                                               -------
-------
                                              $325,338
$308,828
                                               -------
-------
                                               -------
-------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $243,328
$231,113
                                               -------
-------
                                               -------
-------

Accrued to the Partnership:
  Ground rent on Land/Leases                  $330,000
$330,000
                                               -------
-------
                                               -------
-------

Accruals of $164,932 and $161,414 for the supervisory management fee, special distribution and administrative expense reimbursements and $41,085 and $42,212 for property management fees were outstanding at June
30, 1998
and December 31, 1997, respectively. Ground rent of $163,476 was receivable from affiliates of the Spanos General Partner at June 30, 1998 and December 31, 1997. General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

On May 15, 1998, the Spanos General Partner initiated a consent solicitation for the Unitholders to consider a proposal to sell the
Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of the Multidistrict Litigation described in
Note D. The settlement includes a provision whereby an affiliate of the
Spanos General Partner will open the auction with a bid of $20,560,000 in excess of the outstanding mortgage debt. The settlement also provided for the Spanos General Partner to pay the costs of the consent solicitation subject to reimbursement by the Partnership if a majority in interest of the
Unitholders approved the proposal. As of July 1, 1998, the Partnership had received consent from the requisite number of Unitholders. On July 20,
1998, the Partnership reimbursed the Spanos General Partner for
$172,667 of
solicitation costs.  Such amount was accrued at June 30, 1998.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache
General Partner, owned 1,920 Units at June 30, 1998.

NOTE D - CONTINGENCIES

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in a number of actions pending before a single judge of the United States District Court for the Southern District of New York.
The settlement contemplated, among other things, the sale of all of the
Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. On July 1, 1998, a majority in interest of the Unitholders approved the proposed auction sale of the properties and the liquidation of the Partnership. On July 21, 1998, a hearing before the Court was held to determine whether the settlement is fair and reasonable. After the hearing, the Court entered an order and final judgment approving the settlement, which includes the auction of the
Partnership's properties and liquidation of the Partnership. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

NOTE E - SUBSEQUENT EVENT

The Partnership paid second quarter cash distributions of $404,125 to the
Unitholders and $8,248 to the General Partners in August 1998.

Item 2.  Management's Discussion and Analysis of Financial
Condition and
         Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $6,186,000 at June 30, 1998. There are no proposed programs for renovation, improvement or development of the
Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $2,178,000 in the first half of 1998, of which $516,000 reflects timing differences related to current assets and liabilities. Of the balance, $491,000 was applied to scheduled principal amortization on the Partnership's mortgage debt,
$825,000 was paid in cash distributions, and $346,000 was retained.

On July 1, 1998, a majority in interest of the Unitholders approved a proposal to sell the Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of the Multidistrict
Litigation described in Note D to the financial statements. The settlement includes a provision whereby an affiliate of the Spanos General Partner will open the auction with a bid of $20,560,000 in excess of the outstanding mortgage debt. On July 21, 1998, the settlement, including the auction and liquidation, was approved by the court overseeing the litigation. Although there can be no assurance that the conditions to implementation of the settlement will be satisfied, it appears likely that the affairs of the Partnership will begin to be wound down in early 1999.

Results of Operations

Rental revenue was $8,133,000 for the first half of 1998, an increase of
5.3% compared to the same period last year, primarily due to increased occupancy and effective rental rates at MacArthur Park, Cypress Pointe and
Mission Trails.  The average occupancy of the seven Apartment
Projects was
95.7% for the first half of 1998 compared to 94.2% for the first half of
1997.

Property operating expenses were $2,950,000 for the first six months of
1998, reflecting very little change from the comparable period last year.
Property management fees, which are 3% of property revenue, increased with the increase in revenue. Operations for the second quarter of 1998 reflect
$268,000 of nonrecurring costs incurred with respect to the solicitation of consents for the proposed auction and liquidation. Any future costs with respect to the solicitation are not expected to be material. Second quarter 1998 operating expenses increased $84,000 over second quarter 1997, principally because of increased major repair costs. The General Partners do not expect that any costs related to year 2000 compliance will be material to the financial statements of the Partnership.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

This information is incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's
Quarterly Report.

Item 2.  Changes in Securities

(None)

Item 3.  Defaults Upon Senior Securities

(None)

Item 4.  Submission of Matters to a Vote of Security Holders

On May 15, 1998, the Spanos General Partner initiated a consent solicitation for the Unitholders to consider a plan of action (the "Plan") involving: (i) the sale of substantially all of the assets of the Partnership in a public auction (the "Auction"), (ii) the amendment of the
Amended and Restated Agreement of Limited Partnership of the Partnership to permit an affiliate of one of the general partners of the Partnership to bid for, and if successful to purchase, one or more of the Partnership's real properties (the "Amendment") and (iii) the subsequent complete termination and liquidation of the Partnership (the "Plan of Liquidation").
The Plan was proposed in connection with, and pursuant to the terms of, a proposed settlement by the Spanos General Partner and its affiliates (the
"Settlement") of certain class action litigation (the "Litigation") then pending in the United States District Court for the Southern District of
New York (the "Court").

Set forth below is a summary of the tabulation of the forms of Consents received through the close of business on July 10, 1998, the extended termination date of the solicitation, showing that the consents of
Unitholders holding a majority of the outstanding Units have been received with respect to all three proposals.

                                       Units       % of     % of
Units
             Proposal                  Voted    Units Voted
Outstanding
1. The Auction
      Consents:                         37,113      89.4%
57.4%
      Does Not Consent:                  2,153       5.2%
3.3%
      Abstains:                          2,260       5.4%
3.5%
                                       -------
      Total Votes                       41,526

2. The Amendment
       Consents:                        35,117       84.6%
54.3%
       Does Not Consent:                 2,126        5.1%
3.3%
       Abstains:                         4,283       10.3%
6.6%
                                       -------
      Total Votes                       41,526

3.  The Plan of Liquidation
       Consents:                        37,633       90.6%
58.2%
       Not Consent:                      1,758        4.2%
2.7%
       Abstains:                         2,135        5.2%
3.3%
                                       -------
      Total Votes                       41,526

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


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I
(Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: August 13,
1998
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: August 13,
1998
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer