Form 10-Q
period 1998-09-30
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1998-11-17
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - September 30, 1998 and
         December 31, 1997 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the nine months ended
         September 30, 1998 and 1997   . . . . . . . . . . .      4

         Statements of operations for the three months ended
         September 30, 1998 and 1997 . . . . . . . . . . . .      5

         Statement of changes in partners' equity (deficit)
         for the nine months ended September 30, 1998  . . .      6

         Statements of cash flows for the nine months
         ended September 30, 1998 and 1997 . . . . . . . . .      7

         Notes to Financial Statements . . . . . . . . . . .      8

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     11


Part II.  Other Information . . . . . . . . . . . . . . . . .    12

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                 September 30, December 31,
                                                      1998         1997
                                                   ----------   ----------
                     ASSETS
Property, net                                     $66,052,662  $68,176,821
Cash and cash equivalents                           6,371,104    5,323,329
Accounts receivable, affiliate                        163,476      163,476
Other assets                                          251,099      230,760
                                                   ----------   ----------
                                                  $72,838,341  $73,894,386
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $57,169,562  $57,927,235
Accounts payable                                      532,883      449,811
Accounts payable, affiliate                           204,999      203,626
Accrued distributions                                 412,373      412,373
Accrued interest                                      401,342      409,443
Accrued property taxes                                757,189      453,016
Unearned rent and tenant deposits                     519,019      520,212
                                                   ----------   ----------
                                                   59,997,367   60,375,716
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       7,001,048    7,665,188
Special limited partners' equity (7,749.5
  units authorized and outstanding)                 6,862,188    6,862,188
General partners' deficit                          (1,022,262)  (1,008,706)
                                                   ----------   ----------
                                                   12,840,974   13,518,670
                                                   ----------   ----------
                                                  $72,838,341  $73,894,386
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
            For the nine months ended September 30, 1998 and 1997
                                (Unaudited)

                                                      1998         1997
                                                   ----------   ----------
Revenues:
 Rental                                           $12,247,662  $11,622,422
 Land/Lease rentals from affiliates                   495,000      495,000
 Interest                                             167,013      139,280
                                                   ----------   ----------
                                                   12,909,675   12,256,702
                                                   ----------   ----------
Expenses:
 Property operating expenses                        4,463,798    4,767,106
 Property taxes                                       938,501      914,517
 Property management fees to affiliates               366,584      347,672
 General and administrative expense                    96,151       92,795
 Proxy solicitation costs                             278,553          -0-
 Interest expense                                   3,592,600    3,620,760
 Management fees to affiliates                        489,906      464,896
 Depreciation                                       2,124,159    2,124,159
                                                   ----------   ----------
                                                   12,350,252   12,331,905
                                                   ----------   ----------
Net income (loss)                                 $   559,423  $   (75,203)
                                                   ----------   ----------
                                                   ----------   ----------

Net income (loss) allocated to General Partners   $    11,188  $    (1,504)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Limited Partners   $   548,235  $   (73,699)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $      8.48  $     (1.14)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
         For the three months ended September 30, 1998 and 1997
                                (Unaudited)

                                                      1998         1997
                                                   ----------   ----------
Revenues:
 Rental                                           $ 4,114,233  $ 3,901,743
 Land/Lease rentals from affiliates                   165,000      165,000
 Interest                                              61,083       50,843
                                                   ----------   ----------
                                                    4,340,316    4,117,586
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,514,260    1,815,343
 Property taxes                                       306,064      276,473
 Property management fees to affiliates               123,257      116,559
 General and administrative expense                     8,076       10,819
 Proxy solicitation costs                              10,928          -0-
 Interest expense                                   1,191,635    1,212,847
 Management fees to affiliates                        164,567      156,068
 Depreciation                                         708,053      708,053
                                                   ----------   ----------
                                                    4,026,840    4,296,162
                                                   ----------   ----------
Net income (loss)                                 $   313,476  $  (178,576)
                                                   ----------   ----------
                                                   ----------   ----------

Net income (loss) allocated to General Partners   $     6,270  $    (3,572)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Limited Partners   $   307,206  $  (175,004)
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) allocated to Special
 Limited Partners                                 $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income (loss) per unit of limited
 partnership interest                             $      4.75  $     (2.71)
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                For the nine months ended September 30, 1998
                                (Unaudited)

                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1997     $13,518,670  $ 7,665,188  $ 6,862,188  $(1,008,706)

Net income                  559,423      548,235          -0-       11,188

Distributions            (1,237,119)  (1,212,375)         -0-      (24,744)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  September 30, 1998    $12,840,974  $ 7,001,048  $ 6,862,188  $(1,022,262)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
            For the nine months ended September 30, 1998 and 1997
                                (Unaudited)

                                                      1998         1997
                                                   ----------   ----------
Cash flows from operating activities:
Net income (loss)                                 $   559,423  $   (75,203)
 Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation                                     2,124,159    2,124,159
   Change in other assets                             (20,339)      35,257
   Change in accounts payable, affiliate                1,373       11,350
   Change in accrued liabilities                      379,144      188,074
   Change in unearned rent and tenant deposits         (1,193)      28,341
                                                   ----------   ----------
    Total adjustments                               2,483,144    2,387,181
                                                   ----------   ----------
Net cash provided by operating activities           3,042,567    2,311,978
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (757,673)    (722,605)
 Distributions to partners                         (1,237,119)  (1,237,119)
                                                   ----------   ----------
Net cash used in financing activities              (1,994,792)  (1,959,724)
                                                   ----------   ----------

Net increase in cash and cash equivalents           1,047,775      352,254
Cash and cash equivalents, beginning of period      5,323,329    4,997,867
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 6,371,104  $ 5,350,121
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The September 30, 1998 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the nine months ended September 30, 1998 may not necessarily be indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1997.

NOTE B - PROPERTY

Property is comprised of the following:

                                 September 30, 1998    December 31, 1997
                                 ---------------------------------------
Apartment buildings                  $ 77,245,362        $ 77,245,362
Equipment                               4,937,209           4,937,209
Land                                   17,147,732          17,147,732
Land held for lease                     2,479,098           2,479,098
                                      -----------         -----------
                                      101,809,401         101,809,401
Less: Accumulated depreciation        (35,756,739)        (33,632,580)
                                      -----------         -----------
                                     $ 66,052,662        $ 68,176,821
                                      -----------         -----------
                                      -----------         -----------

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the nine months ended September 30, 1998 and 1997.


                                                 1998           1997
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $244,953       $232,488
 Special distribution                          201,253        188,748
 Administrative expense reimbursements          43,700         43,700
                                               -------        -------
                                              $489,906       $464,896
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $366,584       $347,672
                                               -------        -------
                                               -------        -------

Accrued to the Partnership:
  Ground rent on Land/Leases                  $495,000       $495,000
                                               -------        -------
                                               -------        -------

Accruals of $164,568 and $161,414 for the supervisory management fee, special distribution and administrative expense reimbursements and $40,431 and $42,212 for property management fees were outstanding at September 30, 1998 and December 31, 1997, respectively. Ground rent of $163,476 was receivable from affiliates of the Spanos General Partner at September 30, 1998 and December 31, 1997. General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

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

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at September 30, 1998.

NOTE D - CONTINGENCIES

On May 12, 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in a number of actions pending before a single judge of the United States District Court for the Southern District of New York.
The settlement contemplated, among other things, the sale of all of the Partnership Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court on August 28, 1997. As of July 1, 1998, a majority in interest of the Unitholders approved the proposed auction sale of the properties and the liquidation of the Partnership. On July 21, 1998, a hearing before the Court was held to determine whether the settlement is fair and reasonable. After the hearing, the Court entered an order and final judgment approving the settlement, which includes the auction of the Partnership's properties and liquidation of the Partnership. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

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

NOTE E - SUBSEQUENT EVENT

The Partnership paid third quarter cash distributions of $404,125 to the Unitholders and $8,248 to the General Partners in November 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $6,371,000 at September 30, 1998. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

The Partnership's operating activities provided cash of $3,043,000 in the first nine months of 1998, of which $360,000 reflects timing differences related to current assets and liabilities. Of the balance, $758,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $1,237,000 was paid in cash distributions, and $688,000 was retained.

As of July 1, 1998, a majority in interest of the Unitholders approved a proposal to sell the Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of the Multidistrict Litigation described in Note D to the financial statements. The settlement includes a provision whereby an affiliate of the Spanos General Partner will open the auction with a bid of $20,560,000 in excess of the outstanding mortgage debt. On July 21, 1998, the settlement, including the auction and liquidation, was approved by the court overseeing the litigation. The Partnership's sales agent, E& Y Kenneth Leventhal, commenced marketing the Properties in October 1998, and it is anticipated that the winning bid or bids will be known and the closings of the sales will occur in the first quarter of 1999.

Results of Operations

Rental revenue was $12,248,000 for the first nine months of 1998, an increase of 5.4% compared to the same period last year, primarily due to increased occupancy and effective rental rates at MacArthur Park, Mission Trails, Chelsea Park and Casa de Fuentes. The average occupancy of the seven Apartment Projects was 95.8% for the first nine months of 1998 compared to 94.3% for the same period last year.

Property operating expenses were $4,464,000 for the first nine months of 1998, compared to $4,767,000 from the comparable period last year. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) were down $390,000 compared to the first nine months of 1997. Furnished unit expense was down $43,000, reflecting the discontinuance of less profitable rentals at the two Atlanta properties. These savings were offset by a $131,000, or 3.3%, increase in other operating expenses. Property management fees, which are 3% of property revenue, increased with the increase in revenue. Interest income increased because average cash balances were higher in 1998. Comparative third quarter 1998 and 1997 operating results generally reflect the same trends.

Operating results for 1998 reflect $279,000 of nonrecurring costs incurred with respect to the solicitation of consents for the proposed auction and liquidation. Any future costs with respect to the solicitation are not expected to be material. The General Partners do not expect that any costs related to year 2000 compliance will be material to the financial statements of the Partnership.

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

           4(f)  Amendment No. 14 dated August 12, 1998, to the
                 Amended and Restated Agreement of Limited Partnership of Registrant (filed herewith).

          27    Financial Data Schedule (filed herewith).

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


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: November 13, 1998
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: November 13, 1998
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer