Form 10-K
period 1998-12-31
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1999-04-20
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)

/X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-16861

         PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
-------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                        94-3028298
-------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, Suite B-9, Stockton, CA                         95207
-------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)

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

                             TABLE OF CONTENTS


                                  Part I

Item  1. Business                                                          3
Item  2. Properties                                                        5
Item  3. Legal Proceedings                                                 7
Item  4. Submission of Matters to a Vote of Security Holders               7


                                  Part II

Item  5. Market for the Partnership's Depository Units of Limited
          Partnership Interest and Related Security Holder Matters         8
Item  6. Selected Financial Data                                          10
Item  7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk      13
Item  8. Financial Statements and Supplementary Data                      14
Item  9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                            30


                                 Part III

Item 10. Directors and Executive Officers of the Registrant               31
Item 11. Executive Compensation                                           34
Item 12. Security Ownership of Certain Beneficial Owners and
          Management                                                      35
Item 13. Certain Relationships and Related Transactions                   35


                                  Part IV

Item 14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                             38

                                  PART I

Item 1.  Business

The Registrant, Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I (the "Partnership"), is a limited partnership formed on January 14, 1987 under Delaware law. The business of the Partnership is managed and controlled by its general partners (the "General Partners"), A.G. Spanos Residential Partners-86, a California Limited Partnership (the "Spanos General Partner") and Prudential-Bache Properties, Inc. (the "Bache General Partner"). The primary purpose of the Partnership is to acquire from affiliates of the Spanos General Partner, invest in, hold, manage, sell, dispose of, and otherwise act with respect to properties on which multi-family residential developments have been constructed. The Partnership originally invested in eight apartment properties ("Apartment Projects") and five land parcels, upon which apartment properties had been constructed, which were leased back to the seller ("Land/Leases"). The Apartment Projects and Land/Leases are collectively referred to as the "Properties." Through 1998, the Partnership had sold one Apartment Project and three Land/Leases. The remaining Properties are located in six metropolitan areas: Atlanta (two Properties), Louisville (one Property), Dallas/Fort Worth (two Properties), Kansas City (two Properties), Albuquerque (one Property) and San Diego (one Property).

In July 1998, a majority in interest of the limited partners approved a proposal to sell the remaining Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of certain litigation which had been pending in the United States District Court for the Southern District of New York under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). In July 1998, the settlement, including the auction and liquidation, was approved by the court. In March 1999, the Partnership entered into a contract to sell the Properties. However, no assurance can be given that the sale will take place as provided in the contract. See note G to the financial statements at Item 8.

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

Many areas, including Albuquerque, Kansas City, Dallas/Fort Worth and Atlanta have seen construction of new apartment properties increase since 1992. This has led to the emergence of market segmentation between 1980's vintage properties (such as the Partnership's) and the newer generation of apartment properties completed recently. The newer properties have a competitive advantage not only because they are new, but because many are designed with larger unit sizes, have floor plans and finishes similar to those found in single family homes, and feature more extensive amenities than do the properties built in the 1980's. To date, these newer properties generally command higher rents and have competed with each other for tenants able to pay premium rents, leaving the 1980's vintage properties to compete with each other for the next tier of apartment renters. There is a risk, however, that if overbuilding in the upper segment of the market results in lower rents, the new properties with more extensive amenities could be highly competitive with the 1980's vintage apartment product. To date, only Del Rio (a Land/Lease property located in Albuquerque) has been adversely affected by the level of new competition. Revenue there declined 7.4% from 1995 to 1996 and 7.5% from 1996 to 1997, and was flat from 1997 to 1998.

Within the greater housing market, the apartment sector competes with single-family homes. Thus, apartment demand can be affected by the affordability of owner-occupied housing, which can increase and decrease with changes in mortgage interest rates.

The Partnership does not segregate revenues or assets by geographic regions. Two Apartment Projects accounted for 15% or more of annual Apartment Project rental revenue in each of the prior three years: Chelsea Park (17% to 18%) and Cypress Pointe (19%). No single tenant accounted for 10% or more of the revenue for any of the three years ended December 31, 1998. The Partnership is engaged in only one reportable segment, which is real estate investment; therefore, presentation of industry segment information is not applicable. The General Partners believe the Properties are adequately insured. For more information regarding the Properties, see
Item 2, Properties. For more information regarding the Partnership's operations, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Partnership has no employees. The officers and employees of the General Partners and their affiliates perform services for the Partnership pursuant to the Partnership Agreement.

Item 2.  Properties

The Partnership owned the eight Properties described below at March 1, 1999:

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

Cypress Pointe Apartments:                  Louisville, Kentucky         10/01/87    GE Capital
a 444-unit, garden apartment complex
located on approximately 33 acres.

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

                          Average Annual Occupancy        Average Annual Revenue Per Apt. Unit (5)   1998 Realty Tax Data
                       1998   1997   1996   1995   1994     1998    1997    1996    1995    1994      Amount     Rate
Apartment Projects:
Le Parc                95.5%  93.8%  93.1%  96.1%  95.9%  $8,832  $8,728  $8,567  $8,381  $8,061    $106,543    1.2680%
Casa de Fuentes        96.6%  94.5%  94.8%  92.5%  91.8%  $7,211  $6,762  $6,683  $6,389  $6,295    $161,461    1.3768%
MacArthur Park         97.1%  96.0%  95.5%  95.8%  95.8%  $8,387  $7,850  $7,468  $7,152  $6,867    $296,886    2.4637%
Cypress Pointe         96.4%  95.4%  94.7%  92.0%  94.9%  $6,846  $6,566  $6,520  $5,944  $5,954    $152,573    0.9945%
Comanche Place         93.7%  94.8%  95.0%  94.5%  94.8%  $7,160  $6,947  $6,760  $6,474  $6,217    $131,173    1.0800%
Chelsea Park           95.3%  91.2%  93.9%  94.8%  95.4%  $7,525  $7,214  $7,391  $7,201  $6,457    $201,877    1.3780%
Mission Trails         96.9%  96.9%  95.6%  92.3%  92.5% $10,865 $10,266  $9,467  $9,044  $9,145    $173,058    1.1143%

Land Leases:
Cameron Creek          95.2%  94.4%  93.2%  93.8%  94.4%   (6)     (6)     (6)     (6)     (6)         (8)        (8)
Del Rio                90.5%  90.7%  92.0%  93.2%  94.6%   (7)     (7)     (7)     (7)     (7)         (8)        (8)

(1) The Partnership has a 100% fee simple ownership interest in each Property subject to a first mortgage lien in favor of the indicated holder.  Each mortgage is secured only by the Property to which it relates and is without recourse to either of the General Partners or the Partnership.  (See  Note C to
the Financial Statements.)

(2) The Partnership has a 100% fee simple interest in the land with respect to the
Land/Leases.  The lessees, who are affiliates of the Spanos General Partner, own the apartment complexes constructed thereon which are encumbered by first mortgage liens in favor of the indicated holder.  Each lienholder has recourse only to the apartment complex owned by the lessee and the land owned by the Partnership to which the lien relates, and each such lien is without recourse to either of the General Partners or the Partnership.  (See Note E to the
Financial Statements.)

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

(5) Average annual revenue per apartment unit is determined by dividing total operating revenues for the Property by the number of apartment units.

(6) Ground lease requires payments of $350,000 per year through October 1992, and $420,000 per year thereafter.

(7) Ground lease requires payments of $200,000 per year through December 1992, and $240,000 per year thereafter.

(8) The ground leases are triple-net, with the tenant responsible for payment of all property taxes.  Property taxes and tax rate for 1998 for Cameron Creek were $445,484 and 3.4%, respectively, and for Del Rio, $102,980 and 1.2334%, respectively.

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

                                  PART II

Item 5. Market for Partnership's Depository Units of Limited Partnership Interest and Related Security Holder Matters

The Partnership had four limited partners as of March 4, 1999: Residential Portfolio Depository Corp. (the "Assignor Limited Partner"), a wholly owned subsidiary of AGS Financial Corporation, and three affiliates of the Spanos General Partner which are holders of Special Limited Partnership Interests ("Special Interests"). The Assignor Limited Partner has transferred and assigned to the Unitholders all of the Assignor Limited Partner's rights and interest in and to the assigned Limited Partnership Interests, except for record ownership and the right to vote directly on matters submitted to the Limited Partners and Unitholders for a vote. There were 3,129 Unitholders as of March 4, 1999.

A significant secondary market for the Units has not developed, and it is not expected that one will develop in the future. There are also certain restrictions set forth in the Partnership Agreement limiting the ability of a Unitholder to transfer Units. Consequently, Unitholders may not be able to liquidate their investments in the event of an emergency or any other reason.

Distributions of cash from operations were paid to Unitholders approximately 45 days after the end of the specified quarter.
Distributions per Unit in 1997 and 1998 were as follows:

                  Quarter Ended              Distribution

              March 31, 1997                           $6.25
              June 30, 1997                            $6.25
              September 30, 1997                       $6.25
              December 31, 1997                        $6.25
              March 31, 1998                           $6.25
              June 30, 1998                            $6.25
              September 30, 1998                       $6.25
              December 31, 1998                        $6.25

Approximately $668,000 and $1,334,000 of the distributions paid to Unitholders for 1998 and 1997, respectively, represent a return of capital on a generally accepted accounting principle ("GAAP") basis. The return of capital on a GAAP basis is calculated as Unitholder distributions less net income, if any, allocated to Unitholders.

There are no material legal restrictions on the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. As a result of the Properties being under contract for sale, future distributions will be dependent upon the timing of the closing of the sale and the ultimate liquidation of the Partnership.

Item 6.  Selected Financial Data (a)

                                            For the year ended December 31,
                                        1998         1997         1996         1995         1994
Total revenues (excluding gain       $17,261,060  $16,507,383  $16,129,902  $14,988,762  $15,534,333
 on disposition of property)

Gain (loss) on disposition of
 property                                     --           --           --           --   $3,874,238

Interest expense                      $4,782,635   $4,867,527   $4,960,498   $4,767,362   $4,999,648

Net income (loss)                       $967,352     $288,649     $247,518    ($799,735)  $3,282,153

Net income (loss) per Unit                $14.66        $4.37        $3.75      ($12.12)      $49.74

Net income (loss) per Special
 Interest                                     --           --           --           --           --

Cash distributions per
 Unit (b)                                 $25.00       $25.00        $25.00       $25.00      $111.78

Cash distributions per
 Special Interest                             --           --            --           --       $86.78

Total assets                         $72,243,083   $73,894,386   $76,298,063  $78,463,093  $81,851,130

Mortgage loans payable               $56,917,509   $57,927,235   $58,897,267  $59,764,780  $60,877,063

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

The Partnership had cash of $6,386,000 at December 31, 1998. There are no proposed programs for renovation, improvement or development of the Properties other than maintenance and repairs (including major repairs) in the ordinary course which will be paid from operations, and the Partnership's liquidity position is considered satisfactory.

In July 1998, a majority in interest of the limited partners approved a proposal to sell the remaining Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of certain litigation which had been pending in the United States District Court for the Southern District of New York under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). In July 1998, the settlement, including the auction and liquidation, was approved by the court. In March 1999, the Partnership entered into a contract to sell the Properties. Based on the contract sales price, the Partnership is expected to make liquidating distributions of approximately $600 per Unit in 1999, consisting of initial distributions of the majority of the proceeds as soon as practicable after the closings and the remainder by year end. However, no assurance can be given that the sale will take place as provided in the contract.

The Partnership's operating activities provided cash of $3,722,000 in 1998, of which $1,010,000 was applied to scheduled principal amortization on the Partnership's mortgage debt, $1,649,000 was paid in cash distributions, and $1,063,000 was retained. Cash provided by operating activities increased $777,000 in 1998 compared to 1997, principally because of improved operations of the Apartment Projects as described below. Reported cash provided by operating activities declined $419,000 in 1997 compared to 1996; however, the decrease related primarily to changes in timing differences between the two years. Cash flows from 1996 financing activities includes the payment of the $8,943,000 balance of the matured Mission Trails mortgage with the proceeds from a new $9,000,000 mortgage from another lender.

The Partnership's long term debt, which consists of seven real estate mortgages with respect to the remaining Apartment Projects, was $56,918,000 at December 31, 1998. This debt requires monthly installments of principal and interest of $484,000. The Apartment Projects are currently generating aggregate revenue to cover operating expenses and monthly debt service. Five of the mortgage loans require balloon payments: Casa de Fuentes, Comanche Place and Cypress Pointe in 1999; Mission Trails in 2000; and MacArthur Park in 2001. The General Partners anticipate that the balloon payments will be satisfied from the proceeds of the pending sale. If not, the Partnership would be required to refinance them when the balloon payments become due subject to then existing conditions in the real estate and mortgage financing markets or to sell the properties under terms which may not be the most favorable to the Partnership. If the Partnership were unable to complete sales or refinancings, then the lenders could institute foreclosure proceedings against the Properties.

Results of Operations

1998 Compared to 1997. Rental revenue was $16,372,000 in 1998, an increase of 4.6% compared to 1997. Revenue increased at all seven Apartment Projects, principally as a result of increased effective rental rates. Overall, the average occupancy of the Apartment Projects was 95.9% in 1998 compared to 94.5% in 1997.

Property operating expenses were $5,936,000 in 1998 compared to $6,097,000 for 1997. Major repairs (i.e., exterior painting, asphalt work and other expensive repairs that do not recur on an annual basis) declined to $442,000 in 1998 compared to $718,000 for 1997. Furnished unit expense was down $68,000 compared to 1997, reflecting fewer furnished unit rentals in 1998. Operating expenses excluding major repairs and furnished unit expense increased $182,000 or approximately 3.6% over 1996. Expense categories showing the greatest increases were insurance, up $52,000 or 37.1%; maintenance, up $50,000 or 3%, reflecting the generally higher costs of operating an aging property portfolio; and on-site salaries, up $46,000 or 3.2%, reflecting higher personnel costs. Property management fees, which are 3% of property revenue, increased with the increase in revenue. Interest expense declined $85,000, primarily because of lower outstanding principal on the mortgage loans. Interest income increased because average cash balances were higher in 1998.

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

Year 2000.

Given the pending property sale and liquidation, the General Partners have undertaken only a limited review of how the Partnership's operations may be affected by the Year 2000 problem. Assuming the liquidation begins in April or May 1999 as planned, the Partnership is not expected to incur any significant year 2000 compliance costs. If the sale does not occur, the Partnership would be faced with the possibility of continuing to operate after year end, and the General Partners would have to complete a more thorough year 2000 review.

The currently expected worst case scenarios involve malfunctions in computer systems and/or in mechanical operations, such as HVAC systems, elevators and electronic entry systems. The Partnership has converted the on-site resident management software at some of the Properties to a year 2000 compliant version, and could readily convert the others if the need arises. The Spanos General Partner believes that problems with mechanical systems could be temporarily corrected manually, and repaired permanently in a reasonable period of time.

Should the sale not occur, the General Partners would also have to develop contingency plans to deal with possible year 2000 disruptions. Such plans would likely include preparing hard copies of all significant reports at the end of 1999; developing manual procedures for any period of disruption of services or communication; and inventorying larger than usual supplies in case replacements are required as a result of any year 2000 casualty.


Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk disclosures are not being presented due to immateriality.

Item 8.  Financial Statements and Supplementary Data
                                                                   Page

Independent Auditors' Report                                        15

Balance sheets at December 31, 1998 and 1997                        16

Statements of operations for the years ended
  December 31, 1998, 1997 and 1996                                  17

Statements of changes in partners' equity (deficit) for the
  years ended December 31, 1998, 1997 and 1996                      18

Statements of cash flows for the years ended
  December 31, 1998, 1997 and 1996                                  19

Notes to financial statements                                     20-29

Schedule to financial statements                                     44

                       INDEPENDENT AUDITORS' REPORT

General and Limited Partners
Prudential-Bache/A.G. Spanos
Genesis Income Partners, L.P., I:

We have audited the accompanying balance sheets of Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I (a limited partnership) (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule of the Partnership listed at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note G to the financial statements, on March 11, 1999, the Partnership entered into an agreement to sell all the Properties. No assurance can be given that the sale will take place as provided in the agreement.


/s/ Deloitte & Touche LLP
San Francisco, California

March 12, 1999

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                        December 31, 1998 and 1997

                                                      1998         1997
                                                   ----------   ----------
                     ASSETS
Property, net                                     $65,344,609  $68,176,821
Cash and cash equivalents                           6,386,116    5,323,329
Accounts receivable, affiliate                        163,476      163,476
Other assets                                          348,882      230,760
                                                   ----------   ----------
                                                  $72,243,083  $73,894,386
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $56,917,509  $57,927,235
Accounts payable                                      512,015      449,811
Accounts payable, affiliate                           205,900      203,626
Distributions payable                                 412,373      412,373
Accrued interest                                      402,819      409,443
Accrued property taxes                                442,283      453,016
Unearned rent and tenant deposits                     513,654      520,212
                                                   ----------   ----------
                                                   59,406,553   60,375,716
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       6,996,693    7,665,188
Special limited partners' equity (7,749.5 units
  authorized and outstanding)                       6,862,188    6,862,188
General partners' deficit                          (1,022,351)  (1,008,706)
                                                   ----------   ----------
                                                   12,836,530   13,518,670
                                                   ----------   ----------
                                                  $72,243,083  $73,894,386
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
          For the years ended December 31, 1998, 1997 and 1996

                                                      1998         1997         1996
                                                   ----------   ----------   ----------
Revenues:
 Rental                                           $16,372,293  $15,657,774  $15,307,834
 Land/Lease rentals from affiliates                   660,000      660,000      660,000
 Interest                                             228,767      189,609      162,068
                                                   ----------   ----------   ----------
                                                   17,261,060   16,507,383   16,129,902
                                                   ----------   ----------   ----------
Expenses:
 Property operating expenses                        5,935,351    6,097,461    5,707,050
 Property taxes                                     1,216,884    1,235,151    1,221,069
 Property management fees to affiliates               489,823      469,310      457,754
 General and administrative expense                   103,417       90,763       91,487
 Proxy costs                                          278,494          -0-          -0-
 Interest expense                                   4,782,635    4,867,527    4,960,498
 Management fees to affiliates                        654,892      626,310      612,314
 Depreciation                                       2,832,212    2,832,212    2,832,212
                                                   ----------   ----------   ----------
                                                   16,293,708   16,218,734   15,882,384
                                                   ----------   ----------   ----------
Net income                                        $   967,352  $   288,649  $   247,518
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

Net income allocated to General Partners          $    19,347  $     5,773  $     4,950
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net income allocated to Limited Partners          $   948,005  $   282,876  $   242,568
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net income allocated to Special
 Limited Partners                                 $       -0-  $       -0-  $       -0-
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------
Net income per unit of limited
 partnership interest                             $     14.66  $      4.37  $      3.75
                                                   ----------   ----------   ----------
                                                   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

            STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
          For the years ended December 31, 1998, 1997 and 1996


                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1995     $16,281,487  $10,372,744  $ 6,862,188  $  (953,445)

Net income                  247,518      242,568          -0-        4,950

Distributions            (1,649,492)  (1,616,500)         -0-      (32,992)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1996      14,879,513    8,998,812    6,862,188     (981,487)

Net income                  288,649      282,876          -0-        5,773

Distributions            (1,649,492)  (1,616,500)         -0-      (32,992)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1997      13,518,670    7,665,188    6,862,188   (1,008,706)

Net income                  967,352      948,005          -0-       19,347

Distributions            (1,649,492)  (1,616,500)         -0-      (32,992)
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1998     $12,836,530  $ 6,996,693  $ 6,862,188  $(1,022,351)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
          For the years ended December 31, 1998, 1997 and 1996

                                                      1998         1997         1996
                                                   ----------   ----------   -----------
Cash flows from operating activities:
Net income                                        $   967,352  $   288,649  $   247,518
                                                   ----------   ----------   -----------
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                     2,832,212    2,832,212    2,832,212
   (Increase) decrease in other assets               (118,122)    (103,073)      14,638
   Decrease in account receivable, affiliate              -0-          -0-      165,000
   Increase in accounts payable, affiliate              2,274       13,712        2,585
   (Decrease) increase in accounts payable             62,204       (9,254)     (43,324)
   (Decrease) increase in accrued interest             (6,624)        (162)      11,309
   (Decrease) increase in accrued property taxes      (10,733)    (143,813)     131,001
   (Decrease) increase in unearned rent and
     tenant deposits                                   (6,558)      66,715        2,886
                                                   ----------   ----------   -----------
    Total adjustments                               2,754,653    2,656,337    3,116,307
                                                   ----------   ----------   -----------
Net cash provided by operating activities           3,722,005    2,944,986    3,363,825
                                                   ----------   ----------   -----------

Cash flows from financing activities:
 Proceeds from mortgage loan payable                      -0-          -0-    9,000,000
 Mortgage loan principal amortization              (1,009,726)    (970,032)    (924,033)
 Other mortgage loan repayments                           -0-          -0-   (8,943,480)
 Distributions to partners                         (1,649,492)  (1,649,492)  (1,649,492)
                                                   ----------   ----------   -----------
Net cash used in financing activities              (2,659,218)  (2,619,524)  (2,517,005)
                                                   ----------   ----------   -----------

Net increase in cash and cash equivalents           1,062,787      325,462      846,820
Cash and cash equivalents, beginning of period      5,323,329    4,997,867    4,151,047
                                                   ----------   ----------   ----------
Cash and cash equivalents, end of period          $ 6,386,116  $ 5,323,329  $ 4,997,867
                                                   ----------   ----------   ----------
                                                   ----------   ----------   -----------

See notes to financial statements.

                       PRUDENTIAL-BACHE/A. G. SPANOS
                       GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                        NOTES TO FINANCIAL STATEMENTS
                Years Ended December 31, 1998, 1997 and 1996


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Prudential-Bache/A.G. Spanos Genesis Income Partners L.P., I (the "Partnership") is a Delaware limited partnership organized for the purpose of acquiring and operating thirteen specified apartment properties (the "Properties") consisting of eight apartment projects (the "Apartment Projects") and five land parcels, upon which apartment complexes have been constructed, to be leased back to the sellers for up to 25 years (the "Land/Leases"). Through December 31, 1998, the Partnership had sold three of the Land/Leases and one of the Apartment Projects. The General Partners of the Partnership are Prudential-Bache Properties, Inc. (the "Bache General Partner") and A.G. Spanos Residential Partners-86, A California Limited Partnership (the "Spanos General Partner").

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

In July 1998, a majority in interest of the limited partners approved a proposal to sell the remaining Properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of the Multidistrict Litigation described in Note F below. In July 1998, the settlement, including the auction and liquidation, was approved by the court overseeing the litigation. In March 1999, the Partnership entered into a contract to sell the Properties. See Note G below.

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

Income Taxes

No provision has been made for federal or state income taxes (or credits) since such items are the responsibility of the partners. A reconciliation of the net income (loss) in the financial statements to the net taxable income (loss) is set forth below:

                                          1998        1997       1996

Net income per financial statements         $967,352     $288,649 $  247,518
Loan fee amortization and interest
 expense adjustment                              -0-     (45,251)   (49,365)
Unearned rent and non refundable
 deposits recognized as income for
 tax purposes when received                 (29,802)       23,352       (15,046)
Proxy costs capitalized for tax
 purposes                                    278,494          -0-        -0-
                                           ---------    ---------  ---------
Net taxable income (loss)                 $1,216,044     $266,750  $ 183,107
                                           ---------    ---------  ---------
                                           ---------    ---------  ---------
The book and tax bases of partners' equity differ by the cumulative effect of the book to tax income adjustments.

Allocations and Distributions

Pursuant to the Partnership Agreement, operating income, losses and cash distributions are generally allocated 98% to the Unitholders and 2% to the General Partners. Taxable income and losses are allocated in the same manner. Cash distributions resulting from refinancings and non-terminating sales of the Properties are generally allocable as follows: First, 98% to the limited partners and 2% to the General Partners until (i) the aggregate of all such distributions equals the limited partners' aggregate capital contributions and (ii) the aggregate of all other cash distributions (including operating cash distributions, but excluding distributions in repayment of capital contributions) equals the limited partners' 10% per annum cumulative noncompounded return on their adjusted capital contributions (the "First Level Sale or Refinance Distributions"). Thereafter, cash distributions resulting from a sale or refinancing are generally allocable 85% to the Unitholders and 15% to the General Partners (the "Second Level Sale or Refinance Distributions"). Income from non-terminating sales of the Properties is generally allocable in the same manner as cash distributions resulting from such sales, after taking into account the depreciation expense with respect to the Properties sold.

The sale of all the Properties as approved by the limited partners constitutes a terminating sale under the Partnership Agreement. The Partnership Agreement provides that net income from a terminating sale is allocated first to the general and limited partners to the extent of their negative capital account balances, then 98% to the limited partners and 2% to the General Partners until their capital account balances equal their Adjusted Contributions (i.e., their original capital contribution of $1,000 per unit less any prior distributions of cash from sale or refinancings or from working capital reserves), and then in varying percentages to the limited and general partners. The capital account balances of the Special Limited Partners currently equal their Adjusted Contributions. There is not expected to be sufficient net income to restore the Unitholders' capital account balances to the level of their Adjusted Contributions. The Partnership Agreement provides that liquidating cash distributions are to be paid to the partners in accordance with their positive capital account balances after allocating the net income from the terminating transaction.

The Special Interests entitle the holders to receive First Level Sale or Refinance Distributions and liquidating distributions in accordance with their positive capital account balances (with corresponding allocations of income on sales), but no allocations of operating income, losses or cash distributions and no allocations of Second Level Sale or Refinance Distributions.

Cash distributions to the partners are recorded in the periods to which they relate for financial reporting purposes. The Partnership paid fourth quarter cash distributions of $412,373 in February 1999 and 1998. These distributions were accrued at December 31, 1998 and 1997.

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

Comprehensive Income   The Partnership adopted Statement of Financial
Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," during 1998. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the three year period ended December 31, 1998, the Partnership had no items of other comprehensive income except for net income. Accordingly, comprehensive income equals net income for 1998, 1997 and 1996.


NOTE B - PROPERTY

Property is comprised of the following at December 31, 1998 and 1997:

                                            1998           1997

Apartment buildings                $  77,245,362  $  77,245,362
Equipment                              4,937,209      4,937,209
Land                                  17,147,732     17,147,732
Land held for lease                    2,479,098      2,479,098
                                     -----------    -----------
                                     101,809,401    101,809,401
Less: Accumulated depreciation       (36,464,792)   (33,632,580)
                                     -----------    -----------
                                   $  65,344,609  $  68,176,821
                                     -----------    -----------
                                     -----------    -----------

The Partnership leases apartments under lease agreements with terms ranging from one to twelve months. The ground leases for the Land/Leases are described in Note E. In March 1999, the Partnership entered into a contract to sell the Properties. See Note G below.

NOTE C - MORTGAGE LOANS PAYABLE

The mortgage loans payable are collateralized by first deeds of trust on the respective Properties and security interests in the equipment contained therein. Detailed information regarding the mortgage loans is set forth below.

                                                                      Final         Monthly     Principal     Estimated
Property Pledged              Obligation    Obligation    Interest    Maturity   Principal and  Due During    Balloon
as Collateral                 at 12/31/98   at 12/31/97   Rate        Date          Interest    1999          Payment
                              ----------    ----------    --------    ----------    --------    ----------    ----------
Le Parc Apartments
 Marietta, Georgia            $ 7,120,534   $ 7,306,943      7.97%     06/01/16     $ 64,238   $   200,536           N/A

Casa de Fuentes Apartments
 Overland Park, Kansas          6,956,608     7,058,608      8.02%     11/01/99       54,667     6,956,608    $6,872,000

MacArthur Park Apartments
 Irving, Texas                  6,236,386     6,363,405      8.00%     02/01/01       47,144        79,434     5,942,000

Cypress Pointe Apartments
 Louisville, Kentucky          10,953,063    11,070,645     10.02%     05/31/99      101,480    10,953,063    10,861,000

Comanche Place Apartments
 Overland Park, Kansas          7,569,261     7,680,261      8.02%     11/01/99       61,718     7,569,261     7,495,000

Chelsea Park Apartments
 Norcross, Georgia              9,459,231     9,682,469      7.97%     06/01/17       81,744       235,701           N/A

Mission Trails Apartments
 San Diego, California          8,622,426     8,764,904      8.02%     03/01/00       71,078       153,822     8,443,000
                              -----------   -----------                             --------   -----------
                              $56,917,509   $57,927,235                             $482,069   $26,148,425
                              -----------   -----------                             --------   -----------
                              -----------   -----------                             --------   -----------

The interest rate on the Casa de Fuentes, Comanche Place and Mission Trails loans are not fixed.

Interest paid in 1998, 1997 and 1996 was $4,789,259, $4,867,689 and
$4,949,189 respectively.

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

Aggregate maturities of mortgage loans payable for each of the five years ending December 31, 2003 and thereafter are as follows:

              1999                                 $26,148,425
              2000                                   9,026,925
              2001                                   6,460,491
              2002                                     553,597
              2003                                     599,354
              Thereafter                            14,128,717
                                                    ----------
                                                   $56,917,509
                                                    ----------
                                                    ----------

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

Affiliates of the Spanos General Partner are the lessees under the Land/Leases. Rentals accrued under the leases from such affiliates were $660,000 in each of 1998, 1997 and 1996. Rentals of $163,476 were receivable at December 31, 1998. The apartment complexes owned by the lessees and the land owned by the Partnership on which the apartment complexes are constructed have been pledged as collateral for the borrowings used to finance the development of the Properties. At
December 31, 1998, the Del Rio complex was encumbered by $7,602,615 of outstanding mortgage debt bearing interest at the rate of 7.161% per annum, requiring monthly payments of principal and interest of $50,504, and maturing November 1, 2000; and the Cameron Creek complex was encumbered by $12,375,223 of outstanding mortgage debt bearing interest at the rate of 7.245% per annum, requiring monthly payments of principal and interest of $108,257, and maturing April 1, 2016.

An affiliate of the Spanos General Partner manages the Apartment Projects. Property management fees totaled $489,823, $469,310, and $457,754, respectively, in 1998, 1997 and 1996. Under the management agreements, the affiliate employs property managers and other on-site personnel, and the Partnership bears the expense for their compensation (including employment taxes and fringe benefits). That expense was approximately $1,506,000, $1,460,000 and $1,346,000, respectively in 1998, 1997 and
1996. Accruals of $40,914 and $42,212 for property management fees and $134,475 and $115,264 for salary expense reimbursements were outstanding at December 31, 1998 and 1997, respectively.

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

                                              1998      1997      1996

Supervisory management fee                  $327,446  $313,155  $306,157
Special distribution                         280,588   266,297   259,299
Administrative expense reimbursements         46,858    46,858    46,858
                                         -------   -------   -------
                                            $654,892  $626,310  $612,314
                                             -------   -------   -------
                                             -------   -------   -------

Accruals of $164,986 and $161,414 for management fees payable to the General Partners were outstanding at December 31, 1998 and 1997, respectively.

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

In May 1998, the Spanos General Partner initiated a consent solicitation for the limited partners to consider the proposal to auction the Properties and then distribute the sale proceeds in liquidation of the Partnership. The Spanos General Partner agreed to pay the costs of the consent solicitation subject to reimbursement by the Partnership if a majority in interest of the limited partners approved the proposal. In June 1998, the Partnership received consent from the requisite number of limited partners. In July 1998, the Partnership reimbursed the Spanos General Partner for $172,667 of solicitation costs. The settlement required an affiliate of the Spanos General Partner to open the auction with a minimum bid for the Properties of $20,560,000 in excess of the outstanding mortgage debt.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at December 31, 1998.

NOTE E - LAND/LEASES

The Land/Leases are leased to affiliates of the Spanos General Partner (see Notes B and D). Under the leases, either the Partnership, as owner of the land, or the lessees, as the owners of the buildings, have the power to sell the entire project to any third party purchaser. As a result, the Partnership may be required to dispose of the Land/Leases at a time and on terms which it might not otherwise have approved. The leases provide that upon the sale of the project, the proceeds, if any, remaining after payment of the related mortgage indebtedness will be allocated first to the Partnership to the extent of its purchase price for the land, then to the lessee to the extent of its specified "tenant's equity," and then 42.5% to the Partnership and 57.5% to the lessee.

NOTE F - CONTINGENCIES

In May 1997, the Spanos General Partner and certain of its affiliates entered into a Stipulation of Settlement with legal counsel representing the plaintiff class in a number of actions ("Multidistrict Litigation") pending before a single judge of the United States District Court for the Southern District of New York. The settlement contemplated, among other things, the sale of all of the Properties at public auction and the subsequent liquidation and dissolution of the Partnership. The settlement agreement was preliminarily approved by the Court in August 1997. In July 1998, a majority in interest of the Unitholders approved the auction and liquidation of the Partnership, and the Court entered an order and final judgment approving the settlement, auction and liquidation. There can be no assurance that the conditions to implementation of the settlement will be satisfied.

In April 1994, a multiparty petition entitled Schreiber et al. v. Prudential Securities, Inc., et al. (Cause No. 94-17696) was filed in the 189th Judicial District Court of Harris County, Texas, purportedly on behalf of investors in the Partnership against the Partnership, the General Partners, PSI, The Prudential Insurance Company of America and a number of other defendants. The Petition alleged common law fraud, fraud in the inducement and negligent misrepresentation in connection with the offering of limited partnership interests and negligence, breach of fiduciary duty, civil conspiracy, and violations of the federal Securities Act of 1933 (sections 11 and 12) and of the Texas Securities and Deceptive Trade Practices statutes. The suit sought, among other things, compensatory and punitive damages, costs and attorney's fees. Most of the plaintiffs released their claims against the defendants in exchange for monetary payments by PSI at no cost to the Partnership. In February 1999, the court entered an order dismissing all remaining claims.


NOTE G - SUBSEQUENT EVENT

On March 11, 1999, the Partnership entered into an agreement to sell all the Properties to WXI/SPN Real Estate Limited Partnership for $126,333,500. The agreement provides for a closing as soon as practicable but in no event later than April 25, 1999, or such later date on or before June 1, 1999 as may be required by the Partnership in order to prepay the mortgage loans. Under the terms of the leases for the Land/Leases, approximately $20,117,000 of the sales price (which includes approximately $19,907,000 of existing mortgage debt as of March 1, 1999) will be allocated to A.G. Spanos Construction, Inc., an affiliate of the Spanos General Partner, as consideration for its sale of the Del Rio and Cameron Creek buildings. No assurance can be given that the sale will take place as provided in the agreement.

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

         Barry L. Ruhl                                       Director

         Michael A. Spanos                                   Director

         Arthur J. Cole                        President and Director

         Jeremiah T. Murphy              Executive Vice President and
                                              Chief Financial Officer

ALEX G. SPANOS, age 75, has been Chairman of the Board of AGS Financial Corporation since its founding in 1981. In addition, he serves as Chairman of the Board or President of each of the other Spanos companies and owns a controlling interest in the San Diego Chargers, a professional football team. Mr. Spanos founded the combined Spanos organizations in the early 1960's and has been the driving force behind the development of approximately 60,000 apartments and over 3 million square feet of office space. Mr. Spanos maintains close contact with the key executives of each of his companies and lends his judgment and experience to all major land acquisitions, development and property financing decisions, and the investment activities of AGS Financial Corporation. Mr. Spanos attended the University of the Pacific.

DEAN A. SPANOS, age 48, has been Vice Chairman and a Director of AGS Financial Corporation since its founding in 1981. He is the chief operating officer of the property development and management companies within the Spanos organization, responsible for land acquisitions, financing construction and property sales. Mr. Spanos holds a bachelor's degree in business administration from the University of the Pacific.

MICHAEL A. SPANOS, age 39, has served as a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a bachelor's degree from the University of the Pacific.

BARRY L. RUHL, age 47, has been a Director of AGS Financial Corporation since its founding in 1981. He is Executive Vice President of A.G. Spanos Construction, Inc. He holds a D.D.S. from the University of the Pacific Dental School.

ARTHUR J. COLE, age 44, has served as President of AGS Financial
Corporation since August 1990 and as a director since 1986. He joined AGS Financial Corporation in 1983. He holds a bachelor's degree from Golden Gate University.

JEREMIAH T. MURPHY, age 54, has served as an Executive Vice President of AGS Financial Corporation and is the Chief Financial Officer for all the A.G. Spanos Companies. He has been employed by the Spanos companies since 1983. Prior to joining the Spanos companies he was a partner with the accounting firm, Bowman & Company, which he joined in 1970. Mr. Murphy is a Certified Public Accountant and a graduate of Bernard Baruch College.

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

         Brian J. Martin                   President, Chief Executive
                                       Officer, Director and Chairman
                                            of the Board of Directors

         Barbara J. Brooks               Vice President - Finance and
                                              Chief Financial Officer

         Eugene D. Burak                               Vice President

         Chester A. Piskorowski                 Senior Vice President

         Frank W. Giordano                                   Director

         Nathalie P. Maio                                    Director

BRIAN J. MARTIN, age 48, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of the Bache General Partner. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner. Mr. Martin also serves in various capacities for other affiliated companies. Mr. Martin joined PSI in 1980. Mr. Martin is a member of the Pennsylvania Bar.

BARBARA J. BROOKS, age 50, is the Vice President-Finance and Chief Financial Officer of the Bache General Partner. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

EUGENE D. BURAK, age 53, is a Vice President of the Bache General Partner. He is a Senior Vice President of PSI and serves in various capacities for other affiliated companies. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

CHESTER A. PISKOROWSKI, age 55, is a Senior Vice President of the Bache General Partner. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

FRANK W. GIORDANO, age 56, is a Director of the Bache General Partner. He is a Senior Vice President of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

NATHALIE P. MAIO, age 48, is a Director of the Bache General Partner. She is a Senior Vice President and Deputy General Counsel of PSI and supervises nonlitigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.


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

The Partnership has issued 7,749.5 Special Interests to affiliates of the Spanos General Partner at March 1, 1999, all of which Interests are beneficially owned by members of the Spanos family, certain of whom are directors and officers of the general partners of the Spanos General Partner.

As of March 1, 1999, the individual directors and the directors and officers, as a group, of AGS Financial Corporation and A.G. Spanos Realty, Inc., the general partners of the Spanos General Partner, beneficially owned shares of the common stock of AGS Financial Corporation and A.G. Spanos Realty, Inc. as follows:

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

(3) Of the total annual rent, $163,476 was receivable at December 31, 1998.

The General Partners and certain affiliates thereof have, during the Partnership's year ended December 31, 1998 earned or received compensation or payments for services from the Partnership as set forth below. In addition, under the Partnership Agreement, the General Partners are entitled to subordinated real estate commissions equal to the lesser of 3% of the sales price of the Properties or one-half of the normal and competitive rate customarily charged by unaffiliated parties. The subordinated real estate commissions are not payable until the limited partners have received certain priority distributions. See note D to the financial statements.

                      Capacity in            Form of          Cash
    Recipient         Which Served         Compensation     Compensation

Spanos General     General Partner      Supervisory                $327,446
  Partner                                Management Fee(1)

Bache General      General Partner      Special                     280,588
  Partner                                 Distribution(2)

A.G. Spanos        Property Manager      Property                   489,823
  Management Inc.                        Management Fees(3)

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

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)(1) Financial Statements:

          See Index to Financial Statements and Schedule on page 14.

       (2)Financial Statement Schedule:

          III. Real Estate and Accumulated Depreciation, page 44.

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

           4(f) Amendment No. 14 dated August 12, 1998, to the
                Amended and Restated Agreement of Limited Partnership of Registrant, incorporated by reference to Exhibit 4(f) of the Quarterly Report on Form 10-Q dated September 30, 1998, File No. 33-9139.

           10 Agreement for Purchase and Sale of Real Property dated March 11, 1999 by and among the Partnership and A.G. Spanos Construction, Inc. as Sellers and WXI/SPN Real Estate Limited Partnership as Buyer (filed herewith).

           27   Financial Data Schedule (filed herewith).

   (b)   Reports on Form 8-K:

        There were no reports on Form 8-K filed during the last quarter of the period covered by this Report. On March 22, 1999 the Partnership filed a report on Form 8-K dated March 11, 1999 to report that the Partnership had entered into a contract to sell the Properties.

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

PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I (Registrant)

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Brian J. Martin                          Date: March __, 1999
        ---------------------------------------
        Brian J. Martin
        Chairman of the Board of Directors and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

    By: /s/Brian J. Martin                          Date: March 29, 1999
        ---------------------------------------
        Brian J. Martin
        Chairman of the Board of Directors and Director
        (Principal Executive Officer)

    By: /s/Barbara J. Brooks                        Date: March 29, 1999
        ---------------------------------------
       Barbara J. Brooks
       Vice President-Finance and Chief Financial Officer
       (Principal Financial Officer)

    By: /s/Nathalie P. Maio                         Date: March 29, 1999
        ---------------------------------------
       Nathalie P. Maio
       Director

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

PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I (Registrant)

By:     A.G. Spanos Residential Partners-86, A California Limited
        Partnership
        General Partner

        By: AGS Financial Corporation, a general partner

            By: /s/Arthur J. Cole                   Date: March 29, 1999
                -------------------------------
                Arthur J. Cole
                President
                (Principal Accounting Officer)

        By: A.G. Spanos Realty, Inc., a general partner

            By: /s/Arthur J. Cole                   Date: March 29, 1999
                -------------------------------
                Arthur J. Cole
                Vice President

RESIDENTIAL PORTFOLIO DEPOSITORY CORP. (Registrant as to the issuance of Depository Receipts with respect to the Assigned Limited Partnership Interests)


        By: /s/Arthur J. Cole                       Date: March 29, 1999
            -------------------------------
            Arthur J. Cole
            Vice President

                                    41
_                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities (with respect to the General Partners) and on the dates indicated.

By: A.G. Spanos Residential Partners-86, A California Limited Partnership
    General Partner

    By:  AGS Financial Corporation, a general partner

    By:  /s/Alex G. Spanos                          Date:  March 29, 1999
          ----------------------------------
         Alex G. Spanos
         Chairman of the Board of Directors

    By:  /s/Dean A. Spanos                          Date:  March 29, 1999
          ----------------------------------
         Dean A. Spanos
         Vice Chairman and Director

    By:  /s/Michael A. Spanos                       Date:  March 29, 1999
          ----------------------------------
         Michael A. Spanos
         Director

    By:  /s/Barry L. Ruhl                           Date:  March 29, 1999
          ----------------------------------
         Barry L. Ruhl
         Director

    By:  /s/Arthur J. Cole                          Date:  March 29, 1999
          ----------------------------------
         Arthur J. Cole
         President and Director
         (Principal Executive Officer)

    By:  /s/Jeremiah T. Murphy                      Date:  March 29, 1999
          ----------------------------------
         Jeremiah T. Murphy
         Executive Vice President and Chief Financial Officer
         (Principal Financial and Accounting Officer)

                                SIGNATURES

By:  A.G. Spanos Realty, Inc., a general partner

    By:  /s/Alex G. Spanos                          Date:  March 29, 1999
          ----------------------------------
         Alex G. Spanos
         President and Director (Principal Executive Officer)

    By:  /s/Dean A. Spanos                          Date:  March 29, 1999
          ----------------------------------
         Dean A. Spanos
         Executive Vice President and Director

    By:  /s/Michael A. Spanos                       Date:  March 29, 1999
          ----------------------------------
         Michael A. Spanos
         Executive Vice President and Director

    By:  /s/Barry L. Ruhl                           Date:  March 29, 1999
          ----------------------------------
         Barry L. Ruhl
         Executive Vice President and Director

    By:  /s/Jeremiah T. Murphy                      Date:  March 29, 1999
          ----------------------------------
         Jeremiah T. Murphy
         Vice President (Principal Financial and Accounting Officer)

Residential Portfolio Depository Corp.

    By:  /s/Alex G. Spanos                          Date:  March 29, 1999
          ----------------------------------
         Alex G. Spanos
         Director, President and Chief Financial Officer
         (Principal Executive, Financial and Accounting Officer)

    By:  /s/Dean A. Spanos                          Date:  March 29, 1999
          ----------------------------------
         Dean A. Spanos
         Director

    By:  /s/Jeremiah T. Murphy                      Date:  March 29, 1999
          ----------------------------------
         Jeremiah T. Murphy
         Director

          PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A LIMITED PARTNERSHIP)

                                 SCHEDULE III
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              December 31, 1998

Column A                       Column B             Column C                  Column D              Column E   Column F   Column G

                                               Costs Capitalized  Gross Amount at which Carried at
                             Initial Cost to     Subsequent to            Close of Period
                              Partnership        Acquisition             Notes 1, 2 and 4
                                                                                                  Accumulated
                                     Bldgs &           Carrying            Buildings &               Depr.     Date of      Date
Description (Note 1)        Land     Equip       Imps   Cost       Land     Equipment     Total    (Note 3)  Construction Acquired
-------------------         ----     ------      -----  ----       ----     ---------     ------     ------  ------------ --------
Apartment Projects:
Le Parc                  1,865,589 12,069,597      -0-     -0-   1,290,008  9,907,346  11,197,354  4,760,148     1986     06/03/87
Marietta, GA

Casa de Fuentes          2,320,250 11,016,653      -0-     -0-   2,120,968 10,343,379  12,464,347  4,811,207     1986     07/02/87
Overland Park, KS

MacArthur Park           2,945,824  9,482,602      -0-     -0-   2,249,379  9,375,318  11,624,697  4,049,896     1985     10/01/87
Irving, TX

Cypress Pointe           3,351,303 15,552,843      -0-     -0-   2,315,883 15,351,195  17,667,078  6,949,596     1986     10/01/87
Louisville, KY

Comanche Place           2,298,429 12,558,324      -0-     -0-   1,509,771 12,368,550  13,878,321  5,448,234     1987     12/04/87
Overland Park, KS

Chelsea Park             3,945,526 14,157,150      -0-     -0-   2,991,645 14,194,635  17,186,280  6,173,173     1986     03/25/88
Chamblee, GA

Mission Trails           5,411,288 10,398,770      -0-     -0-   4,670,078 10,642,148  15,312,226  4,272,538     1987     08/12/88
San Diego, CA

Land Leases:
Cameron Creek            3,508,024        -0-      -0-     -0-     474,513        -0-     474,513        -0-     1985     10/01/87
Fort Worth, TX

Del Rio                  2,004,585        -0-      -0-     -0-   2,004,585        -0-   2,004,585        -0-     1985     12/21/87
Albuquerque, NM
                        ---------- ----------  --------------------------- ----------  ---------- ----------
                        27,650,818 85,235,939      -0-     -0-  19,626,830 82,182,571 101,809,401 36,464,792
                        ---------- ----------  --------------------------- ----------  ---------- ----------
                        ---------- ----------  --------------------------- ----------  ---------- ----------

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

Note 2 - The aggregate cost of real estate for federal income tax purposes is $103,816,029.

Note 3 - Reconciliation of
 accumulated depreciation:            1998         1997         1996

Balance at beginning of period     $33,632,580  $30,800,368  $27,968,156
Additions during period:
 Depreciation                        2,832,212    2,832,212    2,832,212
                                    ----------   ----------   ----------
                                    36,464,792   33,632,580   30,800,368
Deductions during period:
 Dispositions                              -0-          -0-          -0-
                                    ----------   ----------   ----------
Balance at close of period         $36,464,792  $33,632,580  $30,800,368
                                    ----------   ----------   ----------
                                    ----------   ----------   ----------

Note 4 - The Partnership has recorded aggregate provisions for loss on impairment of assets of $3,033,511 with respect to the Cameron Creek Land/Lease at December 31, 1998.