Form 10-Q
period 1999-03-31
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1999-05-17
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Balance Sheets - March 31, 1999 and
         December 31, 1998 . . . . . . . . . . . . . . . . .      3

         Statements of operations for the three months ended
         March 31, 1999 and 1998 . . . . . . . . . . . . . .      4

         Statement of changes in partners' equity (deficit)
         for the three months ended March 31, 1999 . . . . .      5

         Statements of cash flows for the three months
         ended March 31, 1999 and 1998 . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . .      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     10


Part II.  Other Information . . . . . . . . . . . . . . . . .    11

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                               BALANCE SHEETS
                                (Unaudited)

                                                    March 31,  December 31,
                                                      1999         1998
                                                   ----------   ----------
                     ASSETS
Property, net                                     $64,636,556  $65,344,609
Cash and cash equivalents                           6,816,968    6,386,116
Accounts receivable, affiliate                        328,476      163,476
Other assets                                          305,820      348,882
                                                   ----------   ----------
                                                  $72,087,820  $72,243,083
                                                   ----------   ----------
                                                   ----------   ----------


   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                            $56,652,407  $56,917,509
Accounts payable                                      533,733      512,015
Accounts payable, affiliate                           204,063      205,900
Accrued distributions                                     -0-      412,373
Accrued interest                                      390,032      402,819
Accrued property taxes                                451,979      442,283
Unearned rent and tenant deposits                     518,748      513,654
                                                   ----------   ----------
                                                   58,750,962   59,406,553
                                                   ----------   ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                       7,487,014    6,996,693
Special limited partners' equity (7,749.5
  units authorized and outstanding)                 6,862,188    6,862,188
General partners' deficit                          (1,012,344)  (1,022,351)
                                                   ----------   ----------
                                                   13,336,858   12,836,530
                                                   ----------   ----------
                                                  $72,087,820  $72,243,083
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF OPERATIONS
             For the three months ended March 31, 1999 and 1998
                                (Unaudited)

                                                      1999         1998
                                                   ----------   ----------
Revenues:
 Rental                                           $ 4,102,750  $ 4,010,138
 Land/Lease rentals from affiliates                   165,000      165,000
 Interest                                              57,636       49,972
                                                   ----------   ----------
                                                    4,325,386    4,225,110
                                                   ----------   ----------
Expenses:
 Property operating expenses                        1,301,772    1,327,624
 Property taxes                                       305,663      311,297
 Property management fees to affiliates               123,633      120,422
 General and administrative expense                    71,616       74,602
 Interest expense                                   1,150,211    1,190,017
 Management fees to affiliates                        164,110      160,406
 Depreciation                                         708,053      708,053
                                                   ----------   ----------
                                                    3,825,058    3,892,421
                                                   ----------   ----------
Net income                                        $   500,328  $   332,689
                                                   ----------   ----------
                                                   ----------   ----------

Net income allocated to General Partners          $    10,007  $     6,654
                                                   ----------   ----------
                                                   ----------   ----------
Net income allocated to Limited Partners          $   490,321  $   326,035
                                                   ----------   ----------
                                                   ----------   ----------
Net income allocated to Special Limited
 Partners                                         $       -0-  $       -0-
                                                   ----------   ----------
                                                   ----------   ----------
Net income per unit of limited partnership
 interest                                         $      7.58  $      5.04
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

             STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                  For the three months ended March 31, 1999
                                (Unaudited)

                                                     Special
                                        Limited      Limited      General
                            Total      Partners     Partners     Partners
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  December 31, 1998     $12,836,530  $ 6,996,693  $ 6,862,188  $(1,022,351)

Net income                  500,328      490,321          -0-       10,007
                         ----------   ----------   ----------   ----------
Partners' equity
  (deficit)-
  March 31, 1999        $13,336,858  $ 7,487,014  $ 6,862,188  $(1,012,344)
                         ----------   ----------   ----------   ----------
                         ----------   ----------   ----------   ----------

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
             For the three months ended March 31, 1999 and 1998
                                (Unaudited)

                                                      1999         1998
                                                   ----------   ----------
Cash flows from operating activities:
Net income                                        $   500,328  $   332,689
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation                                       708,053      708,053
   Change in other assets                              43,062        8,509
   Change in accounts receivable, affiliate          (165,000)         -0-
   Change in accounts payable, affiliate               (1,837)      (2,975)
   Change in accrued liabilities                       18,627       74,140
   Change in unearned rent and tenant deposits          5,094       (7,134)
                                                   ----------   ----------
    Total adjustments                                 607,999      780,593
                                                   ----------   ----------
Net cash provided by operating activities           1,108,327    1,113,282
                                                   ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                (265,102)    (251,289)
 Distributions to partners                           (412,373)    (412,373)
                                                   ----------   ----------
Net cash used in financing activities                (677,475)    (663,662)
                                                   ----------   ----------

Net increase in cash and cash equivalents             430,852      449,620
Cash and cash equivalents, beginning of period      6,386,116    5,323,329
                                                   ----------   ----------
Cash and cash equivalents, end of period          $ 6,816,968  $ 5,772,949
                                                   ----------   ----------
                                                   ----------   ----------

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS(Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

The March 31, 1999 financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Partnership's financial position, results of operations and cash flows. The operating results for the three months ended March 31, 1999 are not indicative of the results expected for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31,
1998.    The Partnership intents to liquidate in 1999 after all
distributions have been paid to the partners.

NOTE B - PROPERTY

Property is comprised of the following:

                                    March 31, 1999   December 31, 1998
                                    ----------------------------------
Apartment buildings                  $ 77,245,362        $ 77,245,362
Equipment                               4,937,209           4,937,209
Land                                   17,147,732          17,147,732
Land held for lease                     2,479,098           2,479,098
                                      -----------         -----------
                                      101,809,401         101,809,401
Less: Accumulated depreciation        (37,172,845)        (36,464,792)
                                      -----------         -----------
                                     $ 64,636,556        $ 65,344,609
                                      -----------         -----------
                                      -----------         -----------

On March 11, 1999, the Partnership entered into an agreement to sell all the Properties to WXI/SPN Real Estate Limited Partnership for $126,333,500. Under the terms of the leases for the Land/Leases, approximately $20,117,000 of the sales price (which includes approximately $19,871,000 of existing mortgage debt) is allocable to A.G. Spanos Construction, Inc., an affiliate of the Spanos General Partner, as consideration for its sale of the Del Rio and Cameron Creek improvements. (The Partnership owned the land underlying Del Rio and Cameron Creek, but not the improvements.) The sale of seven of the properties closed April 23, 1999. The sale of the
other two closed May 12, 1999.    Pursuant to the Settlement Agreement
approved by the court in connection with the Prudential Securities Incorporated Limited Partnership Litigation (MDL Docket 1005), the Partnership will pay approximately $3,300,000 in legal fees to the counsel representing the Unitholders, $2,614,513 of which amount was paid on May 4, 1999.

NOTE C - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the three months ended March 31, 1999 and 1998.


                                                 1999           1998
                                               -----------------------
Expensed to the General Partners:
 Supervisory management fee                   $ 82,055       $ 80,203
 Special distribution                           70,305         68,453
 Administrative expense reimbursements          11,750         11,750
                                               -------        -------
                                              $164,110       $160,406
                                               -------        -------
                                               -------        -------

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $123,633       $120,422
                                               -------        -------
                                               -------        -------

Accrued to the Partnership:
  Ground rent on Land/Leases                  $165,000       $165,000
                                               -------        -------
                                               -------        -------

Accruals of $164,110 and $164,986 for the supervisory management fee, special distribution and administrative expense reimbursements and $39,953 and $40,914 for property management fees were outstanding at March 31, 1999 and December 31, 1998, respectively. Ground rent of $328,476 and $163,476 was receivable from affiliates of the Spanos General Partner at March 31, 1999 and December 31, 1998, respectively. All accrued ground rent was paid in May 1999. The General Partners' capital account deficit for financial accounting purposes exceeds the amount the General Partners would be obligated to restore if the Partnership were to dissolve.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at March 31, 1999.

NOTE D - SUBSEQUENT EVENT

In May 1999, the Partnership paid cash distributions of $30,066,900, $5,615,552 and $495,280 to the Unitholders, Special Limited Partners and General Partners, respectively, from the sale of seven of the Properties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In July 1998, a majority in interest of the limited partners approved a proposal to sell all the Partnership's properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The proposed auction and liquidation are part of an overall settlement of certain litigation which had been pending in the United States District Court for the Southern District of New York under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). In July 1998, the settlement, including the auction and liquidation, was approved by the court. In March 1999, the Partnership entered into a contract to sell the Properties. The sale closed in April and May 1999. The Partnership expects to make liquidating distributions of approximately $650 per Unit in 1999. An initial liquidation distribution of $465 per unit was paid on May 4, 1999.

The Partnership's operating activities provided cash of $1,273,000 in the first quarter of 1999, of which $65,000 reflects timing differences related to current assets and liabilities. Of the balance, $265,000 was applied to scheduled principal amortization on the Partnership's mortgage debt and $943,000 was retained.

Results of Operations

Rental revenue was $4,103,000 for the first three months of 1999, an increase of 2.3% compared to the same period last year, primarily due to increased occupancy and effective rental rates at Cypress Pointe, Comanche Place, Chelsea Park and Mission Trails. The average occupancy of the seven Apartment Projects was 95.6% for the first three months of 1999 compared to 94.8% for the first three months of 1998.

Property operating expenses decreased $30,000 compared to the first three months of 1998, principally because of lower repair and maintenance costs. Property management fees, which are 3% of property revenue, increased with the increase in revenue.

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

(None)

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

           10 Agreement for Purchase and Sale of Real Property dated March 11, 1999 by and among the Partnership and A.G. Spanos Construction, Inc. as Sellers and WXI/SPN Real Estate Limited Partnership as Buyer, incorporated by reference to Exhibit 10 of the Annual Report on Form
                10-K dated December 31, 1998, File No. 33-9139.

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


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: May 17, 1999
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: May 17, 1999
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer