Form 10-Q
period 1999-06-30
PRUDENTIAL BACHE AG SPANOS GENESIS INCOME PARTNERS L P I
filed 1999-08-09
CIK 803399

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-16861

         PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
---------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

Delaware                                                         94-3028298
---------------------------------------------------------------------------
(State or other jurisdiction of         I.R.S. Employer Identification No.)
incorporation or organization)

1341 West Robinhood, B-9, Stockton, CA                                95207
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

                               TABLE OF CONTENTS

                                                                PAGE
                                                               ------
Part I.  Financial Information

Item 1:  Statement of net assets - June 30, 1999 . . . . . .      3

         Balance sheet - December 31, 1999 . . . . . . . . .      3

         Statement of changes in net assets for the three
         months ended June 30, 1999  . . . . . . . . . . . .      4

         Statements of operations for the three months ended
         March 31, 1999 and for the three and six months
         ended June 30, 1998 . . . . . . . . . . . . . . . .      4

         Statement of changes in partners' equity (deficit)
         for the three months ended March 31, 1999 . . . . .      5

         Statements of cash flows for the three months ended
         March 31, 1999 and for the six months ended
         June 30, 1998 . . . . . . . . . . . . . . . . . . .      6

         Notes to Financial Statements . . . . . . . . . . .      7

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations   . . . . . . .     10


Part II.  Other Information . . . . . . . . . . . . . . . . .    11

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                    STATEMENT OF NET ASSETS (UNAUDITED)
                               June 30, 1999
                        (in process of liquidation)

ASSETS
Cash and cash equivalents                                         $  3,493,069
Post closing escrow account                                          1,650,000
Other assets                                                            54,437
                                                                     ---------
Total assets                                                         5,197,506
                                                                     ---------

LIABILITIES
Accounts payable                                                       276,688
Accounts payable, affiliate                                             39,642
Estimated liquidation expenses                                          75,000
Withholding taxes payable                                              732,188
                                                                     ---------
Total liabilities                                                    1,123,518
                                                                     ---------

Net assets available to limited, special limited
 and general partners                                             $  4,073,988
                                                                     =========
Limited partnership units issued and outstanding                        64,660
                                                                     =========


                         BALANCE SHEET (UNAUDITED)
                             December 31, 1999
                           (going concern basis)

ASSETS
Property, net                                                     $ 65,344,609
Cash and cash equivalents                                            6,386,116
Accounts receivable, affiliate                                         163,476
Other assets                                                           348,882
                                                                    ----------
                                                                  $ 72,243,083
                                                                    ==========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
Mortgage loans payable                                            $ 56,917,509
Accounts payable                                                       512,015
Accounts payable, affiliate                                            205,900
Accrued distributions                                                  412,373
Accrued interest                                                       402,819
Accrued property taxes                                                 442,283
Unearned rent and tenant deposits                                      513,654
                                                                    ----------
                                                                    59,406,553
                                                                    ----------
Partners' equity (deficit):
Limited partners' equity (64,660 units
  authorized and outstanding)                                        6,996,693
Special limited partners' equity (7,749.5
  units authorized and outstanding)                                  6,862,188
General partners' equity (deficit)                                  (1,022,351)
                                                                    ----------
                                                                    12,836,530
                                                                    ----------
                                                                  $ 72,243,083
                                                                    ==========

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

               STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
                        (in process of liquidation)


                                                        Special
                                          Limited       Limited       General
                             Total        Partners      Partners     Partners
                          ----------    ----------     ----------   ----------
Net assets -
 April 1, 1999          $  13,336,858 $   7,487,014 $   6,862,188 $ (1,012,344)

Gain on property sale      40,654,202    38,818,652           -0-    1,835,550
Legal fees re
 Settlement Agreement      (3,283,537)   (3,283,537)          -0-          -0-
Net income from
 liquidating activities       298,244       292,279           -0-        5,965
Distributions             (46,931,779)  (39,765,900)   (6,411,722)    (754,157)
                          -----------   -----------    -----------  -----------
Net assets -
 June 30, 1999          $   4,073,988 $   3,548,508 $     450,466 $     75,014
                          ===========   ===========    ==========   ==========

                     STATEMENTS OF OPERATIONS (UNAUDITED)
                  For the three months ended March 31, 1999
               and the three and six months ended June 30, 1998
                           (going concern basis)

                                                                    Six months
                                            Three months ended        ended
                                          3/31/99       6/30/98      6/30/98
                                          --------      --------    ----------
Revenues:
 Rental                               $   4,102,750 $   4,123,291 $  8,133,429
 Land/Lease rentals from affiliates         165,000       165,000      330,000
 Interest                                    57,636        55,958      105,930
                                         ----------    ----------   ----------
                                          4,325,386     4,344,249    8,569,359
                                         ----------    ----------   ----------
Expenses:
 Property operating expenses              1,301,772     1,621,914    2,949,538
 Property taxes                             305,663       321,140      632,437
 Property management fees to affiliates     123,633       122,905      243,328
 General and administrative expense          71,616        13,473       88,075
 Proxy solicitation costs                       -0-       267,625      267,625
 Interest expense                         1,150,211     1,210,948    2,400,965
 Management fees to affiliates              164,110       164,933      325,338
 Depreciation                               708,053       708,053    1,416,106
                                         ----------    ----------   ----------
                                          3,825,058     4,430,991    8,323,412
                                         ----------    ----------   ----------
Net income (loss)                     $     500,328 $     (86,742)$    245,947
                                         ==========    ==========   ==========
Net income (loss) allocated to
 General Partners                     $      10,007 $      (1,735)$      4,919
                                         ==========    ==========   ==========
Net income (loss) allocated to
 Limited Partners                     $     490,321 $     (85,007)$    241,028
                                         ==========    ==========   ==========
Net income (loss) allocated to
 Special Limited Partners             $         -0- $         -0- $        -0-
                                         ==========    ==========   ==========
Net income (loss) per unit of limited
 partnership interest                 $        7.58 $       (1.31)$       3.73
                                         ==========    ==========   ==========

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

       STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT) (UNAUDITED)
                   For the three months ended March 31, 1999
                           (going concern basis)

                                                        Special
                                          Limited       Limited       General
                             Total        Partners      Partners     Partners
                          ----------    ----------     ----------   ----------
Partners' equity
 (deficit)-
 December 31, 1998      $  12,836,530 $   6,996,693 $   6,862,188 $ (1,022,351)

Net income                    500,328       490,321           -0-       10,007
                          -----------   -----------    -----------  -----------
Partners' equity
  (deficit)-
 March 31, 1999         $  13,336,858 $   7,487,014 $   6,862,188 $ (1,012,344)
                           ==========    ==========    ==========   ==========

See notes to financial statements.

       PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS L.P., I
                          (A Limited Partnership)

                     STATEMENTS OF CASH FLOWS (UNAUDITED)
               For the three months ended March 31, 1999 and
                   and the six months ended June 30, 1998
                           (going concern basis)

                                                       Three months  Six months
                                                          ended        ended
                                                         3/31/99      6/30/98
                                                        --------    ----------
Cash flows from operating activities:
Net income                                          $     500,328 $     245,947
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
   Depreciation                                           708,053     1,416,106
   Change in other assets                                  43,062        43,640
   Change in accounts receivable, affiliate              (165,000)         -0-
   Change in accounts payable, affiliate                   (1,837)      175,058
   Change in accrued liabilities                           18,627       302,906
   Change in unearned rent and tenant deposits              5,094        (5,881)
                                                       ----------   ----------
    Total adjustments                                     607,999     1,931,829
                                                       ----------   ----------
Net cash provided by operating activities               1,108,327     2,177,776
                                                       ----------   ----------

Cash flows from financing activities:
 Mortgage loan principal amortization                    (265,102)     (490,545)
 Distributions to partners                               (412,373)     (824,746)
                                                       ----------   ----------
Net cash used in financing activities                    (677,475)   (1,315,291)
                                                       ----------   ----------
Net increase in cash and cash equivalents                 430,852       862,485
Cash and cash equivalents, beginning of period          6,386,116     5,323,329
                                                       ----------   ----------
Cash and cash equivalents, end of period            $   6,816,968 $   6,185,814
                                                       ==========   ==========

See notes to financial statements.

        PRUDENTIAL-BACHE/A. G. SPANOS GENESIS INCOME PARTNERS L.P., I
                            (A Limited Partnership)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE A - FINANCIAL STATEMENT PREPARATION

As a result of its pending liquidation, the Partnership changed its method of accounting from the going-concern basis by adopting the liquidation basis of accounting effective April 1, 1999. Accordingly, the net assets of the Partnership at June 30, 1999 are stated at liquidation value, whereby the assets have been valued at their estimated net realizable values and the liabilities include estimated amounts to be incurred through the date of liquidation of the Partnership. The actual remaining net proceeds from liquidation will depend upon a variety of factors and are likely to differ from the estimated amounts reflected in the accompanying financial statements. The Partnership intends to liquidate in 1999 after all distributions have been paid to the partners. Prior to April 1, 1999, the books and records of the Partnership were maintained on a going concern accrual basis of accounting.

These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments necessary to present fairly such information subject to the effects of any further liquidation accounting adjustments that would have been required had the current realizable values of assets and the amounts of liabilities been known when the Partnership first adopted the liquidation basis of accounting. Net assets at June 30, 1999 have been adjusted to properly reflect the allocation of limited partners' and General Partners' capital in anticipation of the liquidation of the Partnership.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements must be read in conjunction with the financial statements and notes thereto included in the Partnership's annual report for the year ended December 31, 1998.


NOTE B - PROPERTY

Effective April 1, 1999, the Partnership reclassified the Properties from held for use to held for sale and ceased depreciating them for financial statement purposes in accordance with the liquidation basis of accounting.

On March 11, 1999, the Partnership entered into an agreement to sell all the Properties to WXI/SPN Real Estate Limited Partnership for $126,333,500. Under the terms of the leases for the Land/Leases, approximately $20,117,000 of the sales price (which includes approximately $19,871,000 of existing mortgage debt) is allocable to A.G. Spanos Construction, Inc., an affiliate of the Spanos General Partner, as consideration for its sale of the Del Rio and Cameron Creek improvements. (The Partnership owned the land underlying Del Rio and Cameron Creek, but not the improvements.) The sale of seven of the properties closed April 23, 1999. The sale of the other two closed May 12, 1999. The Partnership incurred selling expenses of approximately $926,000 in connection with the sales, consisting of surveys, legal fees, title charges, transfer taxes, an advisory fee paid to the sales agent, and other miscellaneous items. The net sales price was in excess of the carrying amount of the Properties and resulted in a gain on sale of approximately $40,654,000 for financial reporting purposes. The net cash proceeds were approximately $48,800,000 after repayment of outstanding mortgage debt of approximately $56,490,000. Pursuant to the sale agreement, an escrow account of $1,650,000 was established to secure the Partnership's performance of its post closing obligations. Such funds are to be released to the Partnership 90 days following the closing of the property sales.

Pursuant to the Settlement Agreement approved by the court in connection with the Prudential Securities Incorporated Limited Partnership Litigation (MDL Docket 1005), the counsel representing the Unitholders are expected to be paid an estimated $3,300,000 in legal fees, $3,167,881 of which has been paid at June 30, 1999.


NOTE C - NET INCOME FROM LIQUIDATING ACTIVITIES

Net income from liquidating activities for the three months ended June 30, 1999 consisted of:

Revenues:
 Rental                                 $     991,067
 Land/Lease rentals from affiliates            52,274
 Interest                                     143,702
                                            ---------
                                            1,187,043
                                            ---------
Expenses:
 Property operating expenses                  489,770
 Property taxes                                86,402
 Property management fees to affiliates        43,611
 General and administrative expense             1,433
 Interest expense                             152,941
 Management fees to affiliates                 39,642
 Estimated liquidation expenses                75,000
                                            ---------
                                              888,799
                                            ---------
Net income from liquidating activities      $ 298,244
                                            =========

NOTE D - RELATED PARTY TRANSACTIONS

Set forth below are the fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the six months ended June 30, 1998.

                                                1999           1998
                                                ----           ----
Expensed to the General Partners:
 Supervisory management fee                   $101,876       $162,669
 Special distribution                           58,176        118,969
 Administrative expense reimbursements          43,700         43,700
                                               -------        -------
                                              $203,752       $325,338
                                               =======        =======

Expensed to A.G. Spanos Management, Inc.:
  Property management fees                    $167,244       $243,328
                                               =======        =======

Accrued to the Partnership:
  Ground rent on Land/Leases                  $217,274       $330,000
                                               =======        =======

Accruals of $39,642 and $164,986 for the supervisory management fee, special distribution and administrative expense reimbursements were outstanding at June 30, 1999 and December 31, 1998, respectively. Accruals of $40,914 for property management fees were outstanding at December 31, 1998. Ground rent of $163,476 was receivable from affiliates of the Spanos General Partner at December 31, 1998.

Fees and other amounts relating to transactions between the Partnership and the General Partners and their affiliates for the period from April 1, 1999 through June 30, 1999 include $39,642 for the supervisory management fee, special distribution and administrative expense reimbursements, $43,611 for property management fees and $52,274 for ground rent.

In connection with the adoption of the liquidation basis of accounting, the Partnership recorded an accrual of $75,000 as of June 30, 1999 for the estimated costs expected to be incurred to liquidate the Partnership. Included in such amount is $15,000 expected to be payable to the General Partners during the anticipated remaining liquidation period. The actual charges to be incurred by the Partnership may differ from the amounts accrued as of June 30, 1999.

Prudential Securities Incorporated ("PSI"), an affiliate of the Bache General Partner, owned 1,920 Units at June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

In July 1998, a majority in interest of the limited partners approved a proposal to sell all the Partnership's properties at a public auction and then distribute the sale proceeds in liquidation of the Partnership. The auction and liquidation were part of an overall settlement of certain litigation which had been pending in the United States District Court for the Southern District of New York under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). In July 1998, the settlement, including the auction and liquidation, was approved by the court. In March 1999, the Partnership entered into a contract to sell the Properties. The sale closed in April and May 1999.

The Partnership paid distributions in 1999 totaling $615 per limited partnership unit consisting of previously undistributed operating cash flow and the net sales proceeds reduced by a contingency reserve and funds required to meet the anticipated current and future operating costs until the liquidation of the Partnership. The Partnership intends to liquidate in 1999 and will distribute any remaining funds at such time. In accordance with the Partnership Agreement, such distributions to partners will be made based upon each partner's capital account for Federal income tax purposes. Estimated costs expected to be incurred through the date of liquidation of the Partnership have been accrued in the accompanying financial statements.

Results of Operations

As a result of the Partnership adopting liquidation accounting in accordance with generally accepted accounting principles as of April 1, 1999 and thus not reporting results of operations thereafter, there is no management discussion comparing the corresponding 1999 and 1998 periods.

Year 2000 Risk

As the Partnership is expected to be liquidating in 1999 and will not have operations in the year 2000, the General Partners do not believe it is appropriate to include a discussion of the Year 2000.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

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


PRUDENTIAL-BACHE/A.G. SPANOS GENESIS INCOME PARTNERS, L.P., I (Registrant)

By: A.G. Spanos Residential Partners-86, General Partner

    By:  AGS Financial Corporation, a general partner
         By: /s/Arthur J. Cole               Date: August 6, 1999
         ---------------------------------
         Arthur J. Cole
         President and Chief Accounting Officer

    By:  A.G. Spanos Realty, Inc., a general partner
         By: /s/Arthur J. Cole               Date: August 6, 1999
         ---------------------------------
         Arthur J. Cole
         Vice President and Chief Accounting Officer